Form 10-K
period 2001-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2002-04-19
CIK 1163345

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transaction period from                 to
                                    ---------------    ---------------

                        Commission File Number: 001-31277
                                               ----------

                      PARTNERS TRUST FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Federal                                         75-2993918
-------------------------------       ---------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
 Incorporation or Organization)

    233 Genesee Street, Utica, NY                        13501
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

                                 (315) 768-3000
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                   -------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES               NO      X
     ----------       -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of Registrant's Common Stock held by non-affiliates as of the reporting date, December 31, 2001, was $0, as the Registrant had not yet issued any Common Stock. As of April 15, 2002, there were issued and outstanding 14,216,875 shares of the Registrant's Common Stock, and the aggregate market value of Registrant's Common Stock held by non-affiliates as of such date was approximately $92,142,186.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  BUSINESS
-----------------

General

     Partners Trust Financial Group, Inc.

     Partners Trust Financial Group, Inc. (the "Company") is a Federal corporation that was organized at the direction of the Board of Directors of SBU Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization into the mutual holding company structure. The initial public offering of common stock by the Company in connection with the reorganization was completed on April 3, 2002, and accordingly, had not been consummated by December 31, 2001, the end of the 12-month period for which this Annual Report on Form 10-K is filed. Prior to the consummation of the reorganization and the initial stock offering, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. Following completion of the reorganization and stock offering, the Company's only significant assets are 100% of the shares of the Bank's outstanding common stock and up to 50% of the net proceeds of the Company's initial public stock offering.

     The Company does not intend to employ any persons other than certain officers who are currently officers of the Bank, but will utilize the support staff of the Bank from time to time. The directors and executive officers of the Company are set forth below.

     The Company's offices are located at the executive offices of the Bank at 233 Genesee Street, Utica, New York, 13501. Its telephone number is (315) 768-3000.

     Filed herewith as Exhibits 99.1 and 99.2 for informational purposes only are the consolidated financial statements of the Bank and its subsidiaries, and management's discussion and analysis of such consolidated financial statements, as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.

Directors and Executive Officers

     The following individuals serve as directors of the Company:

Director                       Age*     Occupation                                               Term Expires
--------                       ---      ----------                                               ------------
John A. Zawadzki               53       President and Chief Executive Officer                        2005
Elizabeth B. Dugan             62       Retired                                                      2005
Richard R. Griffith            54       President of Sturges Manufacturing Co. Inc.                  2004
Gordon M. Hayes, Jr.           53       Associate Director of Planned Giving for                     2003
                                          Colgate University
Nicholas O. Matt               56       President of the MATT Brewing Co.                            2004
Dr. Marybeth K. McCall         49       Senior Vice President of Crouse Hospital                     2003
William L. Schrauth            66       Retired                                                      2003
John B. Stetson                73       Consultant                                                   2004
Dwight E. Vicks, Jr.           68       Chairman of Vicks Lithograph and Printing                    2005
                                          Corporation
John R. Zapisek                63       Retired                                                      2005
--------------
*As of December 31, 2001

     The following individuals are executive officers of the Company and hold the offices set forth below opposite their names.

Name                                Age*             Position
----                                ----             --------
Steven A. Covert                    39               Senior Vice President, Chief Financial Officer
                                                       and Corporate Secretary
Willard M. Iman                     54               Assistant Secretary
--------------
*As of December 31, 2001

     The executive officers of the Company are elected annually and hold office until their successors are elected and qualified, or until death, resignation, retirement or removal by the board of directors.

Biographical Information

     Directors of the Company

     John A. Zawadzki. Mr. Zawadzki has been the President and Chief Executive Officer of the Company since its formation and the President and Chief Executive Officer of SBU Bank since August 2000. Prior to that time, he served as Regional President of Fleet National Bank. Mr. Zawadzki has over 30 years of commercial banking experience in the Upstate New York marketplace.

     Elizabeth B. Dugan. Ms. Dugan is retired. She previously served as Acting Executive Director and Associate Executive Director of the United Way of the Greater Utica Area, Inc.

     Richard R. Griffith. Mr. Griffith is President of Sturges Manufacturing Co. Inc., a manufacturer of webbing straps and related assemblies headquartered in Utica, New York. Mr. Griffith also serves on the board of Commercial Travelers Insurance Company.

     Gordon M. Hayes, Jr. Mr. Hayes has served as the Associate Director of Planned Giving for Colgate University, located in Hamilton, New York since November 2001. Prior to that time, he served as Executive Director of the Community Foundation of Oneida and Herkimer Counties.

     Nicholas O. Matt. Mr. Matt is President of the MATT Brewing Co., brewers of Saranac beer and soft drinks, located in Utica, New York. He serves on a number of local community and business boards, including the board of Utica National Insurance Group.

     Dr. Marybeth K. McCall. Dr. McCall has served as Senior Vice President of Crouse Hospital since October 2001. Prior to that time, she served as Senior Vice President and Medical Director of Faxton-St. Lukes' Healthcare.

     William L. Schrauth. Mr. Schrauth served as President and Chief Executive Officer of SBU Bank until August 2000.

     John B. Stetson. Mr. Stetson is a consultant, and serves on the following boards of directors and trustees: Commercial Travelers Insurance Company, Mohawk Valley Community College, Munson Williams Proctor Institute, Presbyterian Homes and Services, New York State Historical Association, and the Zoning Board of Appeals, Town of Trenton. He was president of Stetson-Harza, an architectural and engineering firm, until his retirement in 1993.

     Dwight E. Vicks, Jr. Mr. Vicks is Chairman of Vicks Lithograph and Printing Corporation, and is actively involved in the management of this Utica, New York-based company. He also serves as Director of Commercial Travelers Mutual Insurance Company; Director of Monitor Life Insurance Company; Director of Utica First Insurance Company; and Chairman of the Board of Directors of Galaxy Funds, a mutual fund family for Fleet/Boston Financial.

     John R. Zapisek. Mr. Zapisek served as Executive Vice President, Chief Financial Officer and Treasurer of Utica Mutual Insurance Company, Graphic Arts Mutual Insurance Company, and Republic - Franklin Insurance Company, until his retirement in 2001. He is still active in a consulting capacity to these companies.

Executive Officers of the Company Who are Not Directors

     Steven A. Covert. Mr. Covert has served as Senior Vice President and Chief Financial Officer of the Company since its formation and Senior Vice President and Chief Financial Officer of SBU Bank since December 2000. He also serves as Corporate Secretary. He was Executive Vice President and Chief Financial Officer of CNY Financial Corp. and its subsidiary, Cortland Savings Bank, from June 1998 to July 2000. Prior to that time, he was Executive Vice President and Chief Financial Officer of Success Bancshares.

     Willard M. Iman. Mr. Iman has served as Senior Vice President - Chief Credit Officer since 1996. He also serves as Assistant Corporate Secretary.

ITEM 2.  PROPERTIES
-------------------

     The Company conducts its business through its office at 233 Genesee Street, Utica, New York.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not party to any legal proceedings, claims or lawsuits, the outcome of which would have a material adverse effect on the financial condition and results of operations of the Company on a consolidated basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
---------------------------------------------------------

     (a) The common stock of the Company is quoted on the Nasdaq National Market under the symbol "PRTR". As of December 31, 2001, the date for which this report is filed, there had been no trading in the common stock of the Company.

     (b) The effective date of the Securities Act registration statement for which use of proceeds information is being disclosed herein was February 14, 2002; the commission file number assigned to the registration statement was 333-75514.

         The offering commenced on or about February 23, 2002 and continued through March 18, 2002. The offering was managed on a best efforts basis by Sandler O'Neill & Partners, L.P., as marketing agent. The securities registered were the common stock, par value $0.10 per share, of the Company. In the registration statement, 6,397,594 shares of such common stock were registered at an aggregate price of $63,975,940. In the Reorganization, 14,216,875 shares of common stock were issued, of which 6,397,594 shares were sold to the public, which includes shares purchased by the Company's Employee Stock Ownership Plan. In addition, 7,627,353 shares were issued to Partners Trust, MHC, the mutual holding company formed in the reorganization and 191,928 shares were issued to the SBU Bank Charitable Foundation. In that the effective date of the registration statement was subsequent to December 31, 2001, the ending date of the reporting period for this report, the amount of expenses incurred and the amount of net offering proceeds will be reported in the Company's next periodic report filed pursuant to section 13(a) and 15(d) of the Securities Exchange Act of 1934.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
-------------------------------------------------------

     None. As of December 31, 2001, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

     None. As of December 31, 2001, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. See Exhibit 99.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Not applicable. See Exhibit 99.2.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     None. As of December 31, 2001, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. See Exhibit 99.1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     Pursuant to Instruction No. 1 to Regulation ss.229.304, disclosure of a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP has previously been provided in the Company's Registration Statement on Form S-1 (Registration No. 333-75514), effective February 14, 2002. PricewaterhouseCoopers LLP reviewed such disclosure and provided the letter required by Regulation ss.229.304(a)(3). This letter was filed as Exhibit 16 to the Company's Registration Statement on Form S-1 and is not required to be filed with this report pursuant to Instruction No. 1 to Regulation ss.229.304.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
-------------------------------------------------

     See Item 1. "Directors and Executive Officers" for information concerning the Company's directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     No compensation has been paid by the Company to the executive officers or directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
--------------------------------------------------------

     Not applicable.

ITEM 13. CERTAIN TRANSACTIONS
-----------------------------

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K
----------------------------------------------------

               The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(3)   Exhibits
              --------

              23.1   Consent of KPMG LLP

              23.2   Consent of PricewaterhouseCoopers LLP

              99.1 Consolidated Financial Statements of SBU Bank and subsidiaries as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, with Report of Independent Auditors.

              99.2 Management's discussion and analysis of the Consolidated Financial Statements of SBU Bank and subsidiaries and certain statistical data.


     (b)      Reports on Form 8-K:
              -------------------

              The Registrant filed no Current Report on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARTNERS TRUST FINANCIAL GROUP, INC.

Date:  April 10, 2002           By:         /s/ John A. Zawadzki
                                           ------------------------------------
                                           John A. Zawadzki
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                               Title                                  Date
----------                               -----                                  ----
/s/ John A. Zawadzki                     President, Chief Executive Officer     April 10, 2002
---------------------------------------- and Director (Principal Executive
John A. Zawadzki                         Officer)


/s/ Steven A. Covert                     Senior Vice President and Chief        April 10, 2002
---------------------------------------- Financial Officer (Principal
Steven A. Covert                         Accounting Officer)



/s/ Elizabeth B. Dugan                   Director                               April 10, 2002
----------------------------------------
Elizabeth B. Dugan

/s/ Richard R. Griffith                  Director                               April 10, 2002
----------------------------------------
Richard R. Griffith

/s/ Gordon M. Hayes, Jr.                 Director                               April 10, 2002
----------------------------------------
Gordon M. Hayes, Jr.


/s/ Nicholas O. Matt                     Director                               April 10, 2002
----------------------------------------
Nicholas O. Matt

/s/ Dr. Marybeth K. McCall               Director                               April 10, 2002
--------------------------------
Dr. Marybeth K. McCall


/s/ William L. Schrauth                  Director                               April 10, 2002
--------------------------------
William L. Schrauth

/s/ John B. Stetson                      Director                               April 10, 2002
--------------------------------
John B. Stetson

/s/ Dwight E. Vicks, Jr.                 Director                               April 10, 2002
--------------------------------
Dwight E. Vicks, Jr.

/s/ John R. Zapisek                      Director                               April 10, 2002
--------------------------------
John R. Zapisek

                                  EXHIBIT INDEX

     23.1   Consent of KPMG LLP

     23.2   Consent of PricewaterhouseCoopers LLP

     99.1 Consolidated Financial Statements of SBU Bank and subsidiaries as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, with Report of Independent Auditors.

     99.2 Management's discussion and analysis of the Consolidated Financial Statements of SBU Bank and subsidiaries and certain statistical data.