Form 10-Q
period 2002-03-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2002-05-03
CIK 1163345

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ______________________

Commission File Number: 001-31277

PARTNERS TRUST FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)
Federal	75-2993918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

233 Genesee Street, Utica, NY 13501

(Address of Principal Executive Offices) (Zip Code)

(315) 768-3000

(Registrant's Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES ______ NO X__

As of April 23, 2002, there were issued and outstanding 14,216,875 shares of the Registrant's Common Stock.
TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Condition	1
		Condensed Consolidated Statements of Income	2
		Condensed Consolidated Statements of Changes in Equity	3
		Condensed Consolidated Statements of Cash Flows	4
		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Part II.	OTHER INFORMATION

	Item 6.	(a) Exhibits	12
		(b) Reports on Form 8-K	12

	Signature Page		13

SBU Bank and Subsidiaries
Condensed Consolidated Statements of Condition

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets	(In thousands)
Cash and due from banks	$ 35,730	$ 19,957
Federal funds sold	66,300	12,100
Cash and cash equivalents	102,030	32,057
Securities available-for-sale, at fair value	291,124	296,302
Securities held-to-maturity (fair value of $1,367 at March 31, 2002
and $1,384 at December 31, 2001)	1,366	1,383
Federal Home Loan Bank of New York ("FHLB") stock	11,350	11,350
Loans receivable	606,923	604,205
Less: Allowance for loan losses	(7,999)	(7,934)
Net loans	598,924	596,271
Premises and equipment, net	11,626	11,751
Land and buildings held for sale	3,506	3,551
Accrued interest receivable	4,484	4,537
Bank-owned life insurance	21,848	21,534
Other assets	8,250	4,669
Total Assets	$ 1,054,508	$ 983,405

Liabilities and Equity
Liabilities:
Deposits:
Non-interest bearing	$ 39,894	$ 36,595
Interest bearing	567,478	568,374
Stock subscriptions held in escrow	74,231	-
Total deposits	681,603	604,969
Borrowings	254,408	256,452
Mortgagors' escrow funds	4,053	5,741
Other liabilities	13,370	16,095
Total liabilities	953,434	883,257
Equity:
Surplus fund	17,124	17,124
Undivided profits	81,557	79,249
Accumulated other comprehensive income	2,393	3,775
Total equity	101,074	100,148
Total Liabilities and Equity	$ 1,054,508	$ 983,405

	See accompanying notes to unaudited condensed consolidated financial statements.
SBU Bank and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2002	2001
	(In thousands)
Interest income:
Loans	$ 11,177	$ 12,302
Federal funds sold and interest bearing deposits	108	51
Securities	4,424	5,667
Total interest income	15,709	18,020

Interest expense:
Deposits:
Savings accounts	340	614
Money market accounts	493	1,141
Time accounts	3,493	4,953
NOW accounts	100	146
	4,426	6,854
Borrowings:
Repurchase agreements	162	1,128
FHLB advances	2,858	2,876
Mortgagors' escrow funds	27	30
	3,047	4,034
Total interest expense	7,473	10,888
Net interest income	8,236	7,132
Provision for loan losses	300	300
Net interest income after provision for loan losses	7,936	6,832

Non-interest income:
Service fees	943	977
Income from bank-owned life insurance	314	324
Net gain on sale of securities available-for-sale	-	50
Other income	297	155
Total non-interest income	1,554	1,506

Non-interest expense:
Salaries and employee benefits	3,166	3,435
Occupancy and equipment expense	655	776
Marketing expense	387	291
Professional services	348	418
Technology expense	566	553
Other expense	1,002	867
Total non-interest expense	6,124	6,340
Income before income tax expense	3,366	1,998
Income tax expense	1,058	610
Net income	$ 2,308	$ 1,388

	See accompanying notes to unaudited condensed consolidated financial statements.

SBU Bank and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

			Accumulated
			Other
	Surplus	Undivided	Comprehensive
	Fund	Profits	Income (Loss)	Total
	(In thousands)

Balance at December 31, 2000	$ 17,124	$ 72,608	$ 179	$ 89,911
Net income	-	1,388		1,388
Other comprehensive income, net of tax	-	-	3,542	3,542
Comprehensive income				4,930
Balance at March 31, 2001	$ 17,124	$ 73,996	$ 3,721	$ 94,841

Balance at December 31, 2001	$ 17,124	$ 79,249	$ 3,775	$ 100,148
Net income	-	2,308	-	2,308
Other comprehensive loss, net of tax	-	-	(1,382)	(1,382)
Comprehensive income				926
Balance at March 31, 2002	$ 17,124	$ 81,557	$ 2,393	$ 101,074

See accompanying notes to unaudited condensed consolidated financial statements.

SBU Bank and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2002	2001
	(In thousands)
Net cash used in operating activities	$ (2,662)	$ (1,353)

Investing activities:
Purchases of securities held-to-maturity	(31)	-
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	48	25
Purchases of securities available-for-sale	(25,898)	-
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	29,007	16,780
Proceeds from sales of securities available-for-sale	-	10,153
Purchases of FHLB stock	-	(3,300)
Net loans (made to) repaid by customers	(3,176)	4,824
Purchases of premises and equipment	(387)	(762)
Proceeds from sales of other real estate owned	170	138
Net cash (used in) provided by investing activities	(267)	27,858

Financing activities:
Net increase in demand deposits,
savings accounts and money market accounts	5,421	584
Stock subscriptions received	74,231	-
Net decrease in time accounts	(3,018)	(11,970)
Net decrease in mortgagors' escrow funds	(1,688)	(1,812)
Net decrease in borrowings	(2,044)	(4,951)

Net cash provided by (used in) financing activities	72,902	(18,149)

Net increase in cash and cash equivalents	69,973	8,356

Cash and cash equivalents at beginning of period	32,057	16,945

Cash and cash equivalents at end of period	$ 102,030	$ 25,301

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 7,777	$ 11,319
Income taxes	979	4

Non-cash investing and financing activity:
Transfer of loans to other real estate owned	223	264
Transfer of securities from held-to-maturity to
available-for-sale upon adoption of SFAS No. 133
(fair value of $168,156 on date of transfer)	$ -	$ 166,490

	See accompanying notes to unaudited condensed consolidated financial statements.

SBU Bank and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Reorganization to Mutual Holding Company

On April 3, 2002, under the Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Plan") approved by SBU Bank's (the "Bank") depositors at a Special Meeting held on March 28, 2002, the Bank completed its reorganization from a mutual savings bank to a mutual holding company, whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of Partners Trust Financial Group, Inc., a mid-tier stock holding company (the "Company") and a majority-owned subsidiary of Partners Trust, MHC (the "MHC"). In connection with the reorganization, the Company sold 6,397,594 shares at a price of $10.00 per share to the Bank's eligible depositors and to the Company's Employee Stock Ownership Plan ("ESOP"), and issued 7,627,353 shares to the MHC. In addition, 191,928 shares were issued to the SBU Bank Foundation. The shares sold to the ESOP were funded by a loan from the Company. The Company's common stock began trading on April 4, 2002 on the Nasdaq National Market under the symbol "PRTR".

2. Basis of Presentation

The Company began operations on April 3, 2002 in connection with the conversion of the Bank from a mutual savings bank to a stock savings bank. Upon consummation of the conversion on April 3, 2002, the Company became the holding company for the Bank.

For purposes of the Form 10-Q, the financial statements of the Company have been omitted because the Company, as of March 31, 2002, had not yet issued any stock, had no assets and no liabilities and had conducted no business other than that of an organizational nature. The unaudited condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank, which became a subsidiary of the Company upon consummation of the conversion.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

The data in the condensed consolidated statement of condition for December 31, 2001 was derived from the Company's 2001 Annual Report on Form 10-K, which includes the Bank's audited consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001. That data, along with the interim financial information presented in the condensed consolidated statement of condition, statements of income, statements of changes in equity and statements of cash flows should be read in conjunction with the 2001 consolidated financial statements, including the notes thereto.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

SBU Bank and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

3. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which is the net change in the unrealized gains or losses on securities available-for-sale, net of taxes. The following summarizes the components of comprehensive income (in thousands):

	Three months ended March 31,
	2002	2001
Net income	$ 2,308	$ 1,388
Other comprehensive (loss) income before tax:
Net unrealized holding (loss) gain
arising during the period	(2,302)	5,953
Reclassification adjustment for net gains on sales of
available-for-sale securities realized in net income	-	(50)
Other comprehensive (loss) income, before tax	(2,302)	5,903
Income tax benefit (expense)	920	(2,361)
Other comprehensive (loss) income, net of tax	(1,382)	3,542
Comprehensive income	$ 926	$ 4,930

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements may include:

  statements of our goals, intentions and expectations;

  statements regarding our business plans and prospects and growth and operating strategies;

  statements regarding the asset quality of our loan and investment portfolios; and

  estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

  significantly increased competition among depository and other financial institutions;

  inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

  general economic conditions, either nationally or in our market areas, that are worse than expected;

  adverse changes in the securities markets;

  legislative or regulatory changes that adversely affect our business;

  our ability to enter new markets successfully and capitalize on growth opportunities;

  changes in consumer spending, borrowing and savings habits;

  changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board; and

  changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts and the appreciation on our investment in bank-owned life insurance. Our non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense and other expenses, as well as Federal and State income taxes. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets increased by $71.1 million, or 7.2% to $1.1 billion at March 31, 2002, from $983.4 million at December 31, 2001. Cash and due from banks increased $15.8 million, and Federal funds sold increased $54.2 million. These increases are primarily due to $74.2 million of stock subscriptions received related to the Company's conversion to a mutual holding company. The funds were held in a savings account at the Bank prior to the closing of the stock offering on April 3, 2002. Approximately $19.8 million of these funds were returned to subscribers on April 3, as a result of an over subscription for stock. The remaining $54.5 million, net of offering-related expenses, has been invested initially in agency mortgage-backed securities and collateralized mortgage obligations with average lives less than five years. The Company sold 6,397,594 shares at a price of $10.00 per share, which resulted in $64.0 million in proceeds. Of that, $54.5 million was received from subscriptions, $5.1 million relates to shares sold to the ESOP, which was funded by a loan from the Company, and $4.4 million was withdrawn from existing deposit accounts.

Total loans increased $2.7 million, or 0.4% to $606.9 million at March 31, 2002 compared to $604.2 million at December 31, 2001. Residential real estate loans increased $7.6 million or 2.0% during the period as market interest rates remained low and refinancing activity from other institutions and home purchases resulted in new loan originations at the Bank. This increase was partially offset, however, by a reduction in commercial loans. Commercial loans decreased $5.0 million, or 15.3% as existing loans were repaid at a level above new loan production.

Non-performing loans totaled $8.3 million or 1.36% of loans at March 31, 2002, compared to $9.1 million or 1.51% of loans at December 31, 2001. The reduction in non-performing loans occurred primarily in the residential real estate portfolio.

The following table sets forth information regarding non-performing loans and assets.

	At March 31,	At December 31,
	2002	2001
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,262	$ 1,864
Commercial real estate	6,163	5,949
Commercial	519	880
Consumer (1)	88	98
Total non-accruing loans	8,032	8,791
Accruing loans delinquent 90 days or more	243	344
Total non-performing loans	8,275	9,135
Other real estate owned	267	173
Total non-performing assets	$ 8,542	$ 9,308

Total non-performing assets as a percentage of total assets	0.81%	0.95%

Total non-performing loans to total loans	1.36%	1.51%

(1) Includes home equity loans.

Securities available-for-sale decreased $5.2 million to $291.1 million at March 31, 2002 compared to $296.3 million at December 31, 2001. Approximately $3.1 million of the decrease occurred as a result of maturities and principal reductions exceeding purchases in the portfolio. The portfolio decreased $2.3 million due to a decline in the fair value of available-for-sale securities as long-term market interest rates began to increase in the first quarter of 2002.

Total deposits increased $76.6 million, or 12.7% to $681.6 million at March 31, 2002 compared to $605.0 million at December 31, 2001. This increase is primarily due to the stock subscriptions discussed above.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and March 31, 2001

General. Net income for the three-month period ended March 31, 2002 was $2.3 million, which was $920,000 higher than the same period in 2001. An increase in net interest income and a decrease in non-interest expense were partially offset by an increase in income tax expense. As a result, return on assets and return on equity increased to 0.95% and 9.11%, respectively, for the three-month period ended March 31, 2002 compared to 0.56% and 6.15%, respectively, for the same period in 2001.

Net Interest Income. Net interest income for the three-month period ended March 31, 2002 totaled $8.2 million, an increase of 15.5% over the $7.1 million for the same period in 2001. The net interest spread for the three-month period ended March 31, 2002 was 3.27% compared to 2.67% for the same period in 2001. The net interest margin for the three-month periods ended March 31, 2002 and 2001 was 3.62% and 3.07%, respectively. The improvement in spread occurred as the Company aggressively managed its funding costs in a downward rate environment in 2001. The cost of interest bearing liabilities was 3.63% for the three-months ended March 31, 2002, compared with 5.08% for the first quarter of 2001, a reduction of 145 basis points. This reduction more than offset the 85 basis point reduction in the yield on earnings assets period to period. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 110.44% for the three-month period ended March 31, 2002 compared with 108.47% for the same period in 2001. The increase occurred primarily as the growth in our equity was invested in earning assets.

Average Balance Sheet. The following table sets forth certain information for the three months ended March 31, 2002 and 2001. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended March 31,
	2002			2001
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 26,162	$ 108	1.67%	$ 4,119	$ 51	5.02%
Securities (1)	296,388	4,424	6.05%	337,479	5,667	6.81%
Loans (2)	600,491	11,177	7.55%	600,833	12,302	8.30%
Total earning assets	923,041	15,709	6.90%	942,431	18,020	7.75%

Non-earning assets	66,675			65,127
Total assets	$ 989,716			$ 1,007,558

Interest bearing liabilities:
Savings deposits	$ 116,357	$ 340	1.19%	$ 106,417	$ 614	2.34%
Money market accounts	116,121	493	1.72%	110,284	1,141	4.20%
NOW accounts	55,382	100	0.73%	55,051	146	1.08%
Time accounts	289,828	3,493	4.89%	327,070	4,953	6.14%
Borrowings (3)	258,063	3,047	4.79%	270,011	4,034	6.06%
Total interest bearing liabilities	835,751	7,473	3.63%	868,833	10,888	5.08%

Non-interest bearing liabilities	51,251			47,206
Total liabilities	887,002			916,039
Equity	102,714			91,519
Total liabilities and equity	$ 989,716			$ 1,007,558

Net interest income		$ 8,236			$ 7,132

Net interest rate spread			3.27%			2.67%

Net earning assets	$ 87,290			$ 73,598

Net interest income as a percentage
of average earning assets
(Net interest margin)			3.62%			3.07%

Ratio of earning assets to total
interest bearing liabilities	110.44%			108.47%

(1) The amounts shown are amortized cost.
(2) Net of the allowance for loan losses, net deferred loan fees and costs and unearned discounts.
(3) Borrowings include mortgagors' escrow funds.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

We recorded a provision for loan losses of $300,000 in both the three-month periods ended March 31, 2002 and 2001. We used the same general methodology in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $8.0 million, or 1.32% of loans outstanding at March 31, 2002, compared with $7.9 million, or 1.31% of loans outstanding at December 31, 2001.

Changes in the allowance for loan losses for the periods indicated are as follows (in thousands):

	Three months ended March 31,
	2002	2001

Balance at beginning of period	$ 7,934	$ 7,564
Charge-offs	(516)	(884)
Recoveries	281	237
Provision for loan losses	300	300
Balance at end of period	$ 7,999	$ 7,217

Non-Interest Expense. Non-interest expense decreased $216,000, or 3.4% to $6.1 million for the three-month period ended March 31, 2002, compared to $6.3 million for the same period in 2001. Salaries and employee benefits expense decreased $269,000, or 7.8% to $3.2 million for the three-month period ended March 31, 2002, reflecting the results of our cost containment initiative implemented in February 2001. Occupancy and equipment expense decreased $121,000, or 15.6% primarily due to a decrease in depreciation expense on buildings and a decrease in utilities expense. Marketing expense increased $96,000, or 33.0% due to increased advertising related to a new brand awareness campaign. Other expense increased $135,000, or 15.6% primarily due to a $97,000 increase in printing and stationery costs related to changing to the new brand.

Income Tax Expense. Income tax expense was $1.1 million on income before taxes of $3.4 million for the three-month period ended March 31, 2002, resulting in an effective tax rate of 31.4% compared to income tax expense of $610,000 on income before taxes of $2.0 million for the same period in 2001, resulting in an effective tax rate of 30.5%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis. Our most significant form of market risk is interest rate risk. The primary objective of our interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. We actively monitor interest rate risk in connection with our lending, investing, deposit and borrowing activities.

Quantitative Analysis. Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experiences and current conditions.

The following sets forth the result of our net interest income simulation model as of March 31, 2002 and assumes investment of the estimated net proceeds from the Company's conversion.

Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	34,902	(627)	-1.76%
-100	35,149	(380)	-1.07%
Flat	35,529	-	-
+100	35,414	(115)	-0.32%
+200	35,360	(169)	-0.48%
+300	35,172	(357)	-1.00%

The above table indicates that as of March 31, 2002, in the event of a 200 basis point increase in interest rates, we estimate that we would experience a 0.48%, or $169,000, decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we estimate that we would experience a 1.76%, or $627,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

    3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

    10.1 Employment Agreement between The Savings Bank of Utica and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

    10.2 Employment Agreement between The Savings Bank of Utica and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: John A. Zawadzki Dated 4/29/02

John A. Zawadzki

President and Chief Executive Officer

Steven A. Covert Dated 4/29/02

Steven A. Covert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Index to Exhibits

3.1 Charter of Partners Trust Financial Group, Inc.*

3.2 Bylaws of Partners Trust Financial Group, Inc.*

10.1 Employment Agreement between The Savings Bank of Utica and John A. Zawadzki*

10.2 Employment Agreement between The Savings Bank of Utica and Steven A. Covert*

* Previously filed