Form 10-Q
period 2002-06-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2002-08-14
CIK 1163345

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2002

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

YES X NO _____

As of July 17, 2002, there were issued and outstanding 14,216,875 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2002	2001
	(Unaudited)
Assets	(In thousands, except share data)
Cash and due from banks	$ 14,944	$ 19,957
Federal funds sold	25,000	12,100
Cash and cash equivalents	39,944	32,057
Securities available-for-sale, at fair value	331,901	296,302
Securities held-to-maturity (fair value of $1,403 at June 30, 2002
and $1,384 at December 31, 2001)	1,403	1,383
Federal Home Loan Bank of New York ("FHLB") stock	11,350	11,350
Loans receivable	613,415	604,205
Less: Allowance for loan losses	(8,318)	(7,934)
Net loans	605,097	596,271
Premises and equipment, net	11,125	11,751
Land and buildings held for sale	3,109	3,551
Accrued interest receivable	4,746	4,537
Bank-owned life insurance	22,171	21,534
Other assets	6,262	4,669
Total Assets	$ 1,037,108	$ 983,405

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 40,098	$ 36,595
Interest bearing	558,849	568,374
Total deposits	598,947	604,969
Borrowings	254,389	256,452
Mortgagors' escrow funds	5,982	5,741
Other liabilities	14,527	16,095
Total liabilities	873,845	883,257
Shareholders' equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,216,875 shares issued at June 30, 2002	1,422	-
Additional paid-in capital	62,514	-
Retained earnings	99,638	96,373
Accumulated other comprehensive income	4,636	3,775
Unallocated ESOP shares (494,748 shares at June 30, 2002)	(4,947)	-
Total shareholders' equity	163,263	100,148
Total Liabilities and Shareholders' Equity	$ 1,037,108	$ 983,405

	See accompanying notes to unaudited condensed consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Interest income:
Loans	$ 10,908	$ 11,984	$ 22,085	$ 24,286
Federal funds sold and interest bearing deposits	152	32	260	83
Securities	4,761	5,211	9,185	10,878
Total interest income	15,821	17,227	31,530	35,247

Interest expense:
Deposits:
Savings accounts	292	507	632	1,121
Money market accounts	475	968	968	2,109
Time accounts	3,236	4,651	6,729	9,604
NOW accounts	74	145	174	291
	4,077	6,271	8,503	13,125
Borrowings:
Repurchase agreements	158	939	320	2,067
FHLB advances	2,868	2,821	5,726	5,697
Mortgagors' escrow funds	36	38	63	68
	3,062	3,798	6,109	7,832
Total interest expense	7,139	10,069	14,612	20,957
Net interest income	8,682	7,158	16,918	14,290
Provision for loan losses	350	343	650	643
Net interest income after provision for loan losses	8,332	6,815	16,268	13,647

Non-interest income:
Service fees	1,066	965	2,009	1,942
Income from bank-owned life insurance	322	1,050	636	1,374
Net (loss) gain on sale of securities available-for-sale	(19)	-	(19)	50
Other income	194	169	491	324
Total non-interest income	1,563	2,184	3,117	3,690

Non-interest expense:
Salaries and employee benefits	3,227	2,865	6,393	6,300
Occupancy and equipment expense	734	718	1,389	1,494
Writedown of land and buildings held for sale	34	689	34	689
Marketing expense	299	176	686	467
Professional services	422	337	770	755
Technology expense	574	560	1,140	1,113
Contribution expense	2,121	40	2,182	82
Other expense	876	755	1,817	1,580
Total non-interest expense	8,287	6,140	14,411	12,480
Income before income tax expense	1,608	2,859	4,974	4,857
Income tax expense	551	638	1,609	1,248
Net income	$ 1,057	$ 2,221	$ 3,365	$ 3,609

Basic earnings per share from date of stock offering	$ 0.08	N/A	$ 0.08	N/A
Weighted average shares outstanding	13,713,597	N/A	13,713,597	N/A

See accompanying notes to unaudited condensed consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

				Accumulated
		Additional		Other	Unallocated
	Common	Paid-in	Retained	Comprehensive	ESOP
	Stock	Capital	Earnings	Income	Shares	Total
	(In thousands, except share data)

Balance at December 31, 2000	$ -	$ -	$ 89,732	$ 179	$ -	$ 89,911
Net income	-	-	3,609	-	-	3,609
Other comprehensive income, net of tax	-	-	-	3,641	-	3,641
Comprehensive income						7,250
Balance at June 30, 2001	$ -	$ -	$ 93,341	$ 3,820	$ -	$ 97,161

Balance at December 31, 2001	$ -	$ -	$ 96,373	$ 3,775	$ -	$ 100,148
Net income	-	-	3,365	-	-	3,365
Other comprehensive income, net of tax	-	-	-	861	-	861
Comprehensive income						4,226

Net proceeds from sale of common stock in initial public offering
(6,397,594 shares), net of offering costs of $2,043	640	61,293	-	-	-	61,933
Initial capital contribution and issuance of shares to Partners
Trust, MHC (7,627,353 shares)	763	(763)	(100)	-	-	(100)
Charitable contribution of common stock to the SBU Bank
Charitable Foundation (191,928 shares)	19	1,900	-	-	-	1,919
Common stock acquired by ESOP (511,808 shares)	-	-	-	-	(5,118)	(5,118)
ESOP shares committed to be released for allocation (17,060 shares)	-	84	-	-	171	255
Balance at June 30, 2002	$ 1,422	$ 62,514	$ 99,638	$ 4,636	$ (4,947)	$ 163,263

See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2002	2001
	(In thousands)
Net cash provided by operating activities	$ 2,460	$ 5,982

Investing activities:
Purchases of securities held-to-maturity	(81)	(53)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	60	93
Purchases of securities available-for-sale	(86,863)	(4,965)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	51,762	25,209
Proceeds from sales of securities available-for-sale	1,320	10,153
Purchases of FHLB stock	-	(3,300)
Proceeds from bank-owned life insurance	-	1,180
Net loans made to customers	(9,844)	(3,612)
Purchases of premises and equipment	(384)	(116)
Proceeds from sale of land and buildings held for sale	403	-
Proceeds from sales of other real estate owned	183	310
Net cash (used in) provided by investing activities	(43,444)	24,899

Financing activities:
Net decrease in deposits	(6,022)	(23,095)
Net increase in mortgagors' escrow funds	241	244
Net decrease in borrowings	(2,063)	(10,862)
Net proceeds from sale of common stock	61,933	-
Purchase of shares of common stock by ESOP	(5,118)	-
Capitalization of Partners Trust, MHC	(100)	-

Net cash provided by (used in) financing activities	48,871	(33,713)

Net increase (decrease) in cash and cash equivalents	7,887	(2,832)

Cash and cash equivalents at beginning of period	32,057	16,945

Cash and cash equivalents at end of period	$ 39,944	$ 14,113

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 14,598	$ 20,536
Income taxes	3,088	610

Non-cash investing and financing activity:
Transfer of loans to other real estate owned	368	309
Transfer of securities from held-to-maturity to
available-for-sale upon adoption of SFAS No. 133
(fair value of $168,156 on date of transfer)	$ -	$ 166,490

See accompanying notes to unaudited condensed consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Reorganization to Mutual Holding Company

On April 3, 2002, under the Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Plan") approved by SBU Bank's (the "Bank") depositors at a Special Meeting held on March 28, 2002, the Bank completed its reorganization whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of Partners Trust Financial Group, Inc., a mid-tier stock holding company (the "Company") and a majority-owned subsidiary of Partners Trust, MHC (the "MHC"), a mutual holding company. In connection with the reorganization, the Company sold 6,397,594 shares of common stock at a price of $10.00 per share to the Bank's eligible depositors and to the Company's Employee Stock Ownership Plan ("ESOP"), and issued 7,627,353 shares to the MHC. In addition, 191,928 shares were issued to the SBU Bank Charitable Foundation. The shares sold to the ESOP were funded by a loan from the Company. The Company's common stock began trading on April 4, 2002 on the Nasdaq National Market under the symbol "PRTR".

2. Basis of Presentation

The Company began operations on April 3, 2002 in connection with the conversion of the Bank from a mutual savings bank to a stock savings bank and the completion of the Company's initial public offering ("IPO"). Upon consummation of the conversion on April 3, 2002, the Company became the holding company for the Bank. The Company utilized $31.0 million of the proceeds received in the IPO to purchase all of the outstanding common stock of the Bank.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the condensed consolidated balance sheet for December 31, 2001 was derived from the Company's 2001 Annual Report on Form 10-K, which includes the Bank's audited consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three year period ended December 31, 2001. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statements of changes in shareholders' equity and statements of cash flows should be read in conjunction with the 2001 consolidated financial statements, including the notes thereto.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

3. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Prior to April 3, 2002, earnings per share are not applicable as there were no shares outstanding. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

4. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which is the net change in the unrealized gains or losses on securities available-for-sale, net of taxes. The following summarizes the components of other comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Other comprehensive income, before tax:
Net unrealized holding gain
arising during the period	$ 3,720	$ 164	$ 1,418	$ 6,117
Reclassification adjustment for net loss (gain)
on sales of available-for-sale securities
realized in net income	19	-	19	(50)
Other comprehensive income, before tax	3,739	164	1,437	6,067
Income taxes	(1,496)	(65)	(576)	(2,426)
Other comprehensive income, net of tax	$ 2,243	$ 99	$ 861	$ 3,641

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These statements are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and may include:

  statements of our goals, intentions and expectations;

  statements regarding our business plans, prospects, growth and operating strategies;

  statements regarding the asset quality of our loan and investment portfolios; and

  estimates of our risks and future costs and benefits.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts and the income earned on our investment in bank-owned life insurance. Our non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense and other expenses, as well as Federal and State income taxes. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Average Balance Sheet. The following tables set forth certain information for the three months and six months ended June 30, 2002 and 2001. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

			For the Three Months Ended June 30,
		2002			2001
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
			(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 35,774	$ 152	1.70%	$ 2,872	$ 32	4.47%
Securities (1)	334,130	4,761	5.72%	321,113	5,211	6.51%
Loans (2)	598,805	10,908	7.31%	599,184	11,984	8.02%
Total earning assets	968,709	15,821	6.55%	923,169	17,227	7.48%

Non-earning assets	64,860			66,948
Total assets	$ 1,033,569			$ 990,117

Interest bearing liabilities:
Savings accounts	$ 98,897	$ 292	1.18%	$ 106,349	$ 507	1.91%
Money market accounts	120,420	475	1.58%	112,508	968	3.45%
NOW accounts	58,034	74	0.51%	55,986	145	1.04%
Time accounts	285,182	3,236	4.55%	310,122	4,651	6.02%
Borrowings (3)	259,327	3,062	4.74%	259,446	3,798	5.87%
Total interest bearing liabilities	821,860	7,139	3.48%	844,411	10,069	4.78%

Non-interest bearing liabilities	53,553			49,317
Total liabilities	875,413			893,728
Shareholders' equity	158,156			96,389
Total liabilities and shareholders' equity	$ 1,033,569			$ 990,117

Net interest income		$ 8,682			$ 7,158

Net interest rate spread			3.07%			2.70%

Net earning assets	$ 146,849			$ 78,758

Net interest margin			3.59%			3.11%

Ratio of earning assets to
interest bearing liabilities	117.87%			109.33%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses, net deferred loan fees and costs and unearned discounts.
(3) Borrowings include mortgagors' escrow funds.

			For the Six Months Ended June 30,
		2002			2001
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
			(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 30,994	$ 260	1.69%	$ 3,492	$ 83	4.79%
Securities (1)	315,364	9,185	5.87%	329,251	10,878	6.66%
Loans (2)	599,644	22,085	7.43%	600,006	24,286	8.16%
Total earning assets	946,002	31,530	6.72%	932,749	35,247	7.62%

Non-earning assets	65,763			66,041
Total assets	$ 1,011,765			$ 998,790

Interest bearing liabilities:
Savings accounts	$ 107,577	$ 632	1.18%	$ 106,384	$ 1,121	2.12%
Money market accounts	118,284	968	1.65%	111,402	2,109	3.82%
NOW accounts	56,715	174	0.62%	55,521	291	1.06%
Time accounts	287,492	6,729	4.72%	318,549	9,604	6.08%
Borrowings (3)	258,699	6,109	4.76%	264,699	7,832	5.97%
Total interest bearing liabilities	828,767	14,612	3.56%	856,555	20,957	4.93%

Non-interest bearing liabilities	52,409			48,268
Total liabilities	881,176			904,823
Shareholders' equity	130,589			93,967
Total liabilities and shareholders' equity	$ 1,011,765			$ 998,790

Net interest income		$ 16,918			$ 14,290

Net interest rate spread			3.16%			2.69%

Net earning assets	$ 117,235			$ 76,194

Net interest margin			3.61%			3.09%

Ratio of earning assets to
interest bearing liabilities	114.15%			108.90%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses, net deferred loan fees and costs and unearned discounts.
(3) Borrowings include mortgagors' escrow funds.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased by $53.7 million, or 5.5% to $1.0 billion at June 30, 2002, from $983.4 million at December 31, 2001. Federal funds sold increased $12.9 million and securities available-for-sale increased $35.6 million. These increases are primarily due to $56.8 million of proceeds, net of $2.0 million in offering-related expenses and the funding of a $5.1 million loan to the ESOP, received from the sale of stock during the Company's IPO and the Bank's conversion to a stock bank. The Company sold 6,397,594 shares of common stock at a price of $10.00 per share, which resulted in $64.0 million in gross proceeds. The Company received $52.4 million from subscriptions, $5.1 million from shares sold to the ESOP, which was funded by a loan from the Company, and $4.4 million was withdrawn from existing deposit accounts.

Securities available-for-sale increased $35.6 million to $331.9 million at June 30, 2002 compared to $296.3 million at December 31, 2001. The Company purchased primarily agency mortgage-backed securities and collateralized mortgage obligations with average lives less than five years. The portfolio also increased $1.4 million due to an increase in the fair value of available-for-sale securities.

Total loans increased $9.2 million, or 1.5% to $613.4 million at June 30, 2002 compared to $604.2 million at December 31, 2001. Residential real estate loans increased $7.5 million, or 1.9% during the period as market interest rates remained low and refinancing activity from other institutions and home purchases resulted in new loan originations at the Bank. Commercial real estate loans increased $8.2 million or 6.4%, which growth was primarily in loans on apartment complexes and other commercial office buildings in our markets. These increases were partially offset, however, by a reduction in commercial loans. Commercial loans decreased $6.0 million, or 18.4% as existing loans were repaid at a level above new loan production.

Non-performing loans totaled $12.2 million, or 1.99% of loans at June 30, 2002, compared to $9.1 million or 1.51% of loans at December 31, 2001. The increase in non-performing loans is primarily attributed to a $4.2 million commercial and commercial real estate loan relationship that was placed on nonaccrual at June 30, 2002. Based on the Company's analysis, the loans comprising that relationship are adequately secured by land that, as of quarter end, was being negotiated for sale by the borrower. The most recent appraised value of the property is significantly in excess of the Company's loans, and as such, no impairment allowance was recorded on this relationship.

The following table sets forth information regarding non-performing loans and assets.
	At June 30,	At December 31,
	2002	2001
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,078	$ 1,864
Commercial real estate	7,248	5,949
Commercial	3,589	880
Consumer (1)	58	98
Total non-accruing loans	11,973	8,791
Accruing loans delinquent 90 days or more	251	344
Total non-performing loans	12,224	9,135
Other real estate owned	392	173
Total non-performing assets	$ 12,616	$ 9,308

Total non-performing assets as a percentage of total assets	1.22%	0.95%

Total non-performing loans as a percentage of total loans	1.99%	1.51%
(1) Includes home equity loans.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Balance at beginning of period	$ 7,999	$ 7,217	$ 7,934	$ 7,564
Charge-offs	(101)	(613)	(616)	(1,497)
Recoveries	70	553	350	790
Provision for loan losses	350	343	650	643
Balance at end of period	$ 8,318	$ 7,500	$ 8,318	$ 7,500
Net charge-offs to average loans	0.02%	0.04%	0.09%	0.23%

The allowance for loan losses was 1.36% of loans outstanding at June 30, 2002, compared with 1.31% of loans outstanding at December 31, 2001.

Total shareholders' equity increased $63.1 million primarily due to the Company's sale of stock as part of the mutual holding company reorganization discussed above.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2002 and 2001

General. Net income for the three month period ended June 30, 2002 was $1.1 million, or $0.08 per share, which was $1.2 million lower than the same period in 2001. The 2002 results were substantially affected by the Bank's mutual holding company reorganization. In connection with the reorganization, the Company contributed 191,928 shares of newly issued stock and $200,000 in cash to the SBU Bank Charitable Foundation, resulting in a nonrecurring charitable contribution expense of $2.1 million, or approximately $1.3 million after income taxes. Excluding the contribution, net income for the quarter would have been $2.3 million or $0.17 per share. Earnings per share are not applicable to periods prior to April 3, 2002, the date of the reorganization. Return on assets for the second quarter of 2002 and 2001 was 0.41% and 0.90%, respectively. Return on equity for the second quarter of 2002 and 2001 was 2.68% and 9.24%, respectively. Excluding the contribution, return on assets and return on equity for the second quarter of 2002 would have been 0.91% and 5.91%, respectively.

Net Interest Income. Net interest income for the three month period ended June 30, 2002 totaled $8.7 million, an increase of 21.3% over the $7.2 million for the same period in 2001. The net interest spread for the three month period ended June 30, 2002 was 3.07% compared to 2.70% for the same period in 2001. The net interest margin for the three month periods ended June 30, 2002 and 2001 was 3.59% and 3.11%, respectively. The improvement in spread occurred as the Company aggressively managed its funding costs in a downward rate environment beginning in 2001. The cost of interest bearing liabilities was 3.48% for the three months ended June 30, 2002, compared with 4.78% for the second quarter of 2001, a reduction of 130 basis points. This reduction more than offset the 93 basis point reduction in the yield on earning assets period to period. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 117.87% for the three month period ended June 30, 2002 compared with 109.33% for the same period in 2001. The increase occurred primarily as the growth in our equity, primarily from the IPO, was invested in earning assets.

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

We recorded a provision for loan losses of $350,000 and $343,000 in the three month periods ended June 30, 2002 and 2001, respectively.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended June 30, 2002, representing a $621,000 decline from the same period last year. In May 2001, the Company recorded a $724,000 gain related to a life insurance policy on a deceased employee. There was no such transaction in 2002.

Non-Interest Expense. Non-interest expense increased $2.1 million, or 35.0% to $8.3 million for the three month period ended June 30, 2002, compared to $6.1 million for the same period in 2001. This increase is primarily due to the $2.1 million contribution to the SBU Bank Charitable Foundation.

Salaries and employee benefits expense increased $362,000, or 12.6% to $3.2 million for the three month period ended June 30, 2002, primarily reflecting the adoption of the Company's Employee Stock Ownership Plan (ESOP) in conjunction with the reorganization. The Company recognized $255,000 of ESOP expense in the second quarter of 2002. ESOP expense is recognized based on the average market value of our common stock; therefore, reported earnings will be impacted by changes in the Company's stock price.

The Company recorded $34,000 of impairment charges during the three months ended June 30, 2002 compared with $689,000 of impairment charges on two properties in the second quarter of 2001.

Marketing expense increased $123,000 or 69.9% due to increased advertising related to a new brand awareness campaign.

Income Tax Expense. Income tax expense was $551,000 on income before taxes of $1.6 million for the three month period ended June 30, 2002, resulting in an effective tax rate of 34.3% compared to income tax expense of $638,000 on income before taxes of $2.9 million for the same period in 2001, resulting in an effective tax rate of 22.3%. The gain on the life insurance policy discussed under non-interest income was non-taxable, resulting in a lower effective tax rate in the three months ended June 30, 2001 compared to the same period in 2002.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2002 and 2001

General. Net income for the six month period ended June 30, 2002 was $3.4 million, or $0.08 per share, which was $244,000 lower than the same period in 2001. As discussed above in the three month comparison, the Company recorded an expense of $2.1 million for the contribution to the Foundation in 2002. Excluding the impact of the donation to the Foundation, net income for the six months ended June 30, 2002 would have been approximately $4.6 million, an increase of 28.6%. Net income was also impacted by a decrease in non-interest income and an increase in income tax expense which were more than offset by an increase in net interest income. Earnings per share are not applicable prior to April 3, 2002, the date of the reorganization. Return on assets for the six months ended June 30, 2002 and 2001 was 0.67% and 0.73%, respectively. Return on equity for the six months ended June 30, 2002 and 2001 was 5.20% and 7.75%, respectively. Excluding the contribution, return on assets and return on equity for the six months ended June 30, 2002 would have been 0.92% and 7.17%, respectively.

Net Interest Income. Net interest income for the six month period ended June 30, 2002 totaled $16.9 million, an increase of 18.4% over the $14.3 million for the same period in 2001. The net interest spread for the six month period ended June 30, 2002 was 3.16% compared to 2.69% for the same period in 2001. The net interest margin for the six month periods ended June 30, 2002 and 2001 was 3.61% and 3.09%, respectively. The improvement in spread occurred as the Company aggressively managed its funding costs in a downward rate environment beginning in 2001. The cost of interest bearing liabilities was 3.56% for the six months ended June 30, 2002, compared with 4.93% for the same period in 2001, a reduction of 137 basis points. This reduction more than offset the 90 basis point reduction in the yield on earning assets period to period. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 114.15% for the six month period ended June 30, 2002 compared with 108.90% for the same period in 2001. The increase occurred primarily as the growth in our equity, primarily from the IPO, was invested in earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $650,000 and $643,000 in the six month periods ended June 30, 2002 and 2001, respectively. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. Non-interest income decreased $573,000, or 15.5% to $3.1 million for the six month period ended June 30, 2002, compared to $3.7 million for the same period in 2001. This decrease is primarily due to the life insurance proceeds discussed previously.

Non-Interest Expense. Non-interest expense increased $1.9 million, or 15.5% to $14.4 million for the six month period ended June 30, 2002, compared to $12.5 million for the same period in 2001. This increase is primarily due to the contribution to the Foundation and other factors, discussed above in the comparison of the three month periods.

Income Tax Expense. Income tax expense was $1.6 million on income before taxes of $5.0 million for the six month period ended June 30, 2002, resulting in an effective tax rate of 32.3% compared to income tax expense of $1.2 million on income before taxes of $4.9 million for the same period in 2001, resulting in an effective tax rate of 25.7%. The increase in the effective tax rate is primarily due to the tax treatment of the life insurance proceeds discussed above.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At June 30, 2002, we had $260.4 million in outstanding borrowings, including mortgagors' escrow funds.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities are the origination of one-to-four family real estate loans, commercial real estate, commercial and consumer loans, and to a lesser extent, the purchase of securities. For the six months ended June 30, 2002, loan originations totaled $132.2 million. For the year ended December 31, 2001, loan originations totaled $192.7 million. During 2000, loan originations totaled $188.9 million. Purchases of securities were $86.9 million for the six months ended June 30, 2002. Purchases of securities were $42.1 million for the year ended December 31, 2001 and $46.4 million for the year ended December 31, 2000.

At June 30, 2002, we had loan commitments to borrowers of approximately $35.4 million, and available letters and lines of credit of approximately $21.6 million. Total deposits decreased $6.0 million during the six months ended June 30, 2002. Total deposits decreased $36.0 million during the year ended December 31, 2001 and increased $4.7 million during the year ended December 31, 2000. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $182.5 million at June 30, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will be retained. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At June 30, 2002 the Company and the Bank exceeded all the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at June 30, 2002 was $158.6 million and $132.1 million, respectively, or 15.36% and 12.79% of average assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Company and the Bank were required to have leverage (Tier 1) capital of at least $51.6 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At June 30, 2002, our total risk-based capital ratio was 24.92%.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $30 million of our FHLB advances at June 30, 2002 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The first advance totals $10 million, has a rate of 6.15% and matures in October 2003. The second advance totals $20 million, has a rate of 6.31% and matures in August 2005. If these advances are called, the rates on replacement borrowings would likely be higher than the current rate on the advances which would increase our cost of funds.

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

The following table sets forth the result of our net interest income simulation model as of June 30, 2002.

Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	37,550	(280)	-0.74%
-100	37,692	(138)	-0.37%
Flat	37,830	-	-
+100	37,630	(200)	-0.53%
+200	37,379	(451)	-1.19%
+300	37,018	(812)	-2.15%

The above table indicates that as of June 30, 2002 the Company had a relatively well-matched interest rate risk profile. In the event of a 200 basis point increase in interest rates, we estimate that we would experience a 1.19%, or $451,000, decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we estimate that we would experience a 0.74%, or $280,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 14, 2002, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (No. 333-75514). The offering commenced on or about February 23, 2002 and continued through March 18, 2002. The offering was managed on a best efforts basis by Sandler O'Neill & Partners, L.P., as marketing agent. The securities registered were the common stock, par value $0.10 per share, of the Company. In the registration statement, 6,397,594 shares of such common stock were registered at an aggregate price of $63,975,940. In the reorganization, 14,216,875 shares of common stock were issued, of which 6,397,594 shares were sold to the public, which includes shares purchased by the Company's Employee Stock Ownership Plan. In addition, 7,627,353 shares were issued to Partners Trust, MHC, the mutual holding company formed in the reorganization and 191,928 shares were issued to the SBU Bank Charitable Foundation.

In connection with the offering, the Company incurred a total of $2.0 million in expenses. After deduction of the offering expenses, the Company's net offering proceeds were $62.0 million. The Company used $31.0 million of the net offering proceeds to acquire all of the issued and outstanding capital stock of the Bank. The net offering proceeds retained by the Company were used to acquire short-term investments and fund a $5.1 million loan to the Company's Employee Stock Ownership Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99 Written Statement of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: /s/John A. Zawadzki Dated:____________

John A. Zawadzki

President and Chief Executive Officer

/s/Steven A. Covert Dated: ___________

Steven A. Covert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Index to Exhibits

99 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99

Written Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Partners Trust Financial Group, Inc. (the "Company"), each hereby certifies that to his knowledge on the date hereof:

  the Form 10-Q of the Company for the Quarterly Period Ended June 30, 2002, filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John A. Zawadzki

John A. Zawadzki

President and Chief Executive Officer

August 14, 2002

/s/ Steven A. Covert

Steven A. Covert

Senior Vice President and Chief Financial Officer

August 14, 2002