Form 10-Q
period 2002-09-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2002-11-08
CIK 1163345

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002

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

YES X NO _____

As of October 17, 2002, there were issued and outstanding 14,216,875 shares of the Registrant's Common Stock.

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets	1
		Condensed Consolidated Statements of Income	2
		Condensed Consolidated Statements of Changes in Shareholders' Equity	3
		Condensed Consolidated Statements of Cash Flows	4
		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	7

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4.	Controls and Procedures	16

Part II.	OTHER INFORMATION

	Item 6.	(a) Exhibits	16
		(b) Reports on Form 8-K	16

	Signature Page		17

	Certifications		18

	Index to Exhibits		20
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2002	2001
	(Unaudited)
Assets	(In thousands, except share data)
Cash and due from banks	$ 18,689	$ 19,957
Federal funds sold	23,800	12,100
Cash and cash equivalents	42,489	32,057
Securities available-for-sale, at fair value	312,729	296,302
Securities held-to-maturity (fair value of $1,336 at September 30, 2002
and $1,384 at December 31, 2001)	1,336	1,383
Federal Home Loan Bank of New York ("FHLB") stock	11,350	11,350
Loans receivable	609,884	604,205
Less: Allowance for loan losses	(8,346)	(7,934)
Net loans	601,538	596,271
Premises and equipment, net	10,960	11,751
Land and buildings held for sale	3,109	3,551
Accrued interest receivable	4,527	4,537
Bank-owned life insurance	22,501	21,534
Other assets	5,065	4,669
Total Assets	$ 1,015,604	$ 983,405

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 41,926	$ 36,595
Interest bearing	536,482	568,374
Total deposits	578,408	604,969
Borrowings	254,324	256,452
Mortgagors' escrow funds	2,676	5,741
Other liabilities	12,186	16,095
Total liabilities	847,594	883,257
Shareholders' equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,216,875 shares issued at September 30, 2002	1,422	-
Additional paid-in capital	62,599	-
Retained earnings	102,445	96,373
Accumulated other comprehensive income	6,321	3,775
Unallocated ESOP shares (477,749 shares at September 30, 2002)	(4,777)	-
Total shareholders' equity	168,010	100,148
Total Liabilities and Shareholders' Equity	$ 1,015,604	$ 983,405

	See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Interest income:
Loans	$ 11,133	$ 12,044	$ 33,218	$ 36,330
Federal funds sold and interest bearing deposits	137	78	397	161
Securities	4,573	4,923	13,758	15,801
Total interest income	15,843	17,045	47,373	52,292

Interest expense:
Deposits:
Savings accounts	258	469	890	1,590
Money market accounts	455	861	1,423	2,970
Time accounts	2,854	4,303	9,583	13,907
NOW accounts	76	148	250	439
	3,643	5,781	12,146	18,906
Borrowings:
Repurchase agreements	162	564	482	2,631
FHLB advances	2,865	3,092	8,591	8,789
Mortgagors' escrow funds	45	48	108	116
	3,072	3,704	9,181	11,536
Total interest expense	6,715	9,485	21,327	30,442
Net interest income	9,128	7,560	26,046	21,850
Provision for loan losses	200	650	850	1,293
Net interest income after provision for loan losses	8,928	6,910	25,196	20,557

Non-interest income:
Service fees	1,044	1,026	3,053	2,968
Income from bank-owned life insurance	331	335	967	1,709
Net gain (loss) on sale of securities available-for-sale	-	216	(19)	266
Net gain on sale of loans	145	81	272	164
Other income	478	194	842	435
Total non-interest income	1,998	1,852	5,115	5,542

Non-interest expense:
Salaries and employee benefits	3,467	2,995	9,860	9,295
Occupancy and equipment expense	643	681	2,032	2,175
Writedown of land and buildings held for sale	-	850	34	1,539
Marketing expense	186	190	872	657
Professional services	489	440	1,259	1,195
Technology expense	513	659	1,653	1,772
Contribution expense	53	53	2,235	135
Other expense	985	1,166	2,802	2,746
Total non-interest expense	6,336	7,034	20,747	19,514
Income before income tax expense	4,590	1,728	9,564	6,585
Income tax expense	1,479	516	3,088	1,764
Net income	$ 3,111	$ 1,212	$ 6,476	$ 4,821

Basic earnings per share from date of stock offering	$ 0.23	N/A	$ 0.30	N/A
Weighted average shares outstanding	13,730,775	N/A	13,722,233	N/A

See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

				Accumulated
		Additional		Other	Unallocated
	Common	Paid-in	Retained	Comprehensive	ESOP
	Stock	Capital	Earnings	Income	Shares	Total
	(In thousands, except share data)

Balance at December 31, 2000	$ -	$ -	$ 89,732	$ 179	$ -	$ 89,911
Net income	-	-	4,821	-	-	4,821
Other comprehensive income, net of tax	-	-	-	4,422	-	4,422
Comprehensive income						9,243
Balance at September 30, 2001	$ -	$ -	$ 94,553	$ 4,601	$ -	$ 99,154

Balance at December 31, 2001	$ -	$ -	$ 96,373	$ 3,775	$ -	$ 100,148
Net income	-	-	6,476	-	-	6,476
Other comprehensive income, net of tax	-	-	-	2,546	-	2,546
Comprehensive income						9,022

Cash dividends ($0.05 per share)	-	-	(304)			(304)
Net proceeds from sale of common stock in initial public offering
(6,397,594 shares), net of offering costs of $2,043	640	61,293	-	-	-	61,933
Initial capital contribution and issuance of shares to Partners
Trust, MHC (7,627,353 shares)	763	(763)	(100)	-	-	(100)
Charitable contribution of common stock to the SBU Bank
Charitable Foundation (191,928 shares)	19	1,900	-	-	-	1,919
Common stock acquired by ESOP (511,808 shares)	-	-	-	-	(5,118)	(5,118)
ESOP shares committed to be released for allocation (34,059 shares)	-	169	-	-	341	510
Balance at September 30, 2002	$ 1,422	$ 62,599	$ 102,445	$ 6,321	$ (4,777)	$ 168,010

See accompanying notes to unaudited condensed consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2002	2001
	(In thousands)
Net cash provided by operating activities	$ 4,006	$ 7,324

Investing activities:
Purchases of securities held-to-maturity	(99)	(1,809)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	145	1,510
Purchases of securities available-for-sale	(87,900)	(20,707)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	74,826	36,232
Proceeds from sales of securities available-for-sale	1,320	28,001
Purchases of FHLB stock	-	(5,020)
Redemptions of FHLB stock	-	1,410
Proceeds from bank-owned life insurance	-	1,180
Net loans made to customers	(6,525)	5,437
Purchases of premises and equipment	(770)	(1,513)
Proceeds from sale of land and buildings held for sale	403	-
Proceeds from sales of other real estate owned	369	480
Net cash (used in) provided by investing activities	(18,231)	45,201

Financing activities:
Net decrease in deposits	(26,561)	(31,209)
Net decrease in mortgagors' escrow funds	(3,065)	(2,658)
Net decrease in borrowings	(2,128)	(5,730)
Cash dividends	(304)	-
Net proceeds from sale of common stock	61,933	-
Purchase of shares of common stock by ESOP	(5,118)	-
Capitalization of Partners Trust, MHC	(100)	-

Net cash provided by (used in) financing activities	24,657	(39,597)

Net increase in cash and cash equivalents	10,432	12,928

Cash and cash equivalents at beginning of period	32,057	16,945

Cash and cash equivalents at end of period	$ 42,489	$ 29,873

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 21,798	$ 31,723
Income taxes	4,018	612

Non-cash investing and financing activity:
Transfer of loans to other real estate owned	408	309
Transfer of securities from held-to-maturity to
available-for-sale upon adoption of SFAS No. 133
(fair value of $168,156 on date of transfer)	$ -	$ 166,490

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

On October 10, 2002, the Company granted 571,000 options at an exercise price of $13.25 per option and granted 255,904 shares of restricted stock under the Long-Term Equity Compensation Plan (the "LTEC Plan"). The options and restricted shares vest over a five year period. The Company is accounting for the options and restricted shares under Accounting Principles Board (APB) Opinion No. 25. Under APB Opinion No. 25, for fixed stock option awards, compensation expense is not recognized for awards to employees and directors since the exercise price of the options is equal to the fair value of the underlying stock at the grant date. The fair value of the restricted shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense as the shares vest. The LTEC Plan was approved by shareholders on October 10, 2002. These grants could have a dilutive effect on earnings per share in the future.

4. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which is the net change in the unrealized gains or losses on securities available-for-sale, net of taxes. The following summarizes the components of other comprehensive income (in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Other comprehensive income, before tax:
Net unrealized holding gain
arising during the period	$ 2,807	$ 1,521	$ 4,225	$ 7,638
Reclassification adjustment for net (gain) loss
on sales of available-for-sale securities
realized in net income	-	(216)	19	(266)
Other comprehensive income, before tax	2,807	1,305	4,244	7,372
Income taxes	(1,122)	(524)	(1,698)	(2,950)
Other comprehensive income, net of tax	$ 1,685	$ 781	$ 2,546	$ 4,422

5. Acquisitions

On August 13, 2002, the Company signed a definitive merger agreement to acquire Herkimer Trust Corporation ("HTC"), the holding company for Herkimer County Trust Company, for $64 million in cash. In connection with the acquisition, substantially all of Herkimer County Trust Company's banking operations will be transferred over to SBU Bank. HTC operates twelve branches in Herkimer and Oneida counties. As of September 30, 2002, HTC has total assets of $324.3 million, total deposits of $292.4 million and total shareholders' equity of $30.3 million. The acquisition is expected to close by the end of 2002, subject to regulatory approval.

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

Average Balance Sheet. The following tables set forth certain information for the three months and nine months ended September 30, 2002 and 2001. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Three Months Ended September 30,
		2002			2001
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
			(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 32,340	$ 137	1.68%	$ 9,241	$ 78	3.35%
Securities (1)	328,678	4,573	5.52%	311,096	4,923	6.28%
Loans (2)	601,784	11,133	7.34%	603,773	12,044	7.91%
Total earning assets	962,802	15,843	6.53%	924,110	17,045	7.32%

Non-earning assets	66,347			65,684
Total assets	$ 1,029,149			$ 989,794

Interest bearing liabilities:
Savings accounts	$ 102,948	$ 258	0.99%	$ 105,155	$ 469	1.77%
Money market accounts	116,631	455	1.55%	114,689	861	2.98%
NOW accounts	57,608	76	0.52%	56,550	148	1.04%
Time accounts	272,053	2,854	4.16%	298,697	4,303	5.72%
Borrowings (3)	261,846	3,072	4.65%	265,796	3,704	5.53%
Total interest bearing liabilities	811,086	6,715	3.28%	840,887	9,485	4.48%

Non-interest bearing deposits	38,583			35,711
Other non-interest bearing liabilities	14,185			14,455
Total liabilities	863,854			891,053
Shareholders' equity	165,295			98,741
Total liabilities and shareholders' equity	$ 1,029,149			$ 989,794

Net interest income		$ 9,128			$ 7,560

Net interest rate spread			3.25%			2.84%

Net earning assets	$ 151,716			$ 83,223

Net interest margin			3.76%			3.25%

Ratio of earning assets to
interest bearing liabilities	118.71%			109.90%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses, net deferred loan fees and costs and unearned discounts.
(3) Borrowings include mortgagors' escrow funds.
	For the Nine Months Ended September 30,
		2002			2001
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
			(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 31,448	$ 397	1.69%	$ 5,430	$ 161	3.96%
Securities (1)	319,290	13,758	5.76%	323,131	15,801	6.54%
Loans (2)	600,366	33,218	7.40%	601,273	36,330	8.08%
Total earning assets	951,104	47,373	6.66%	929,834	52,292	7.52%

Non-earning assets	65,855			65,924
Total assets	$ 1,016,959			$ 995,758

Interest bearing liabilities:
Savings accounts	$ 106,013	$ 890	1.12%	$ 105,969	$ 1,590	2.01%
Money market accounts	117,621	1,423	1.62%	112,509	2,970	3.53%
NOW accounts	57,016	250	0.59%	55,868	439	1.05%
Time accounts	282,289	9,583	4.54%	311,859	13,907	5.96%
Borrowings (3)	259,759	9,181	4.73%	265,069	11,536	5.82%
Total interest bearing liabilities	822,698	21,327	3.47%	851,274	30,442	4.78%

Non-interest bearing deposits	38,205			34,729
Other non-interest bearing liabilities	14,331			14,179
Total liabilities	875,234			900,182
Shareholders' equity	141,725			95,576
Total liabilities and shareholders' equity	$ 1,016,959			$ 995,758

Net interest income		$ 26,046			$ 21,850

Net interest rate spread			3.19%			2.74%

Net earning assets	$ 128,406			$ 78,560

Net interest margin			3.66%			3.14%

Ratio of earning assets to
interest bearing liabilities	115.61%			109.23%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses, net deferred loan fees and costs and unearned discounts.
(3) Borrowings include mortgagors' escrow funds.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proprtionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2002 vs. 2001			2002 vs. 2001
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
Earning assets:			(In thousands)
Federal funds sold and interest bearing
deposits	$ (55)	$ 114	$ 59	$ (139)	$ 375	$ 236
Securities	(617)	267	(350)	(1,857)	(186)	(2,043)
Loans	(871)	(40)	(911)	(3,057)	(55)	(3,112)
Total earning assets	(1,543)	341	(1,202)	(5,053)	134	(4,919)

Interest bearing liabilities:
Savings accounts	(201)	(10)	(211)	(701)	1	(700)
Money market accounts	(421)	15	(406)	(1,676)	129	(1,547)
NOW accounts	(75)	3	(72)	(198)	9	(189)
Time accounts	(1,091)	(358)	(1,449)	(3,095)	(1,229)	(4,324)
Borrowings	(578)	(54)	(632)	(2,128)	(227)	(2,355)
Total interest bearing liabilities	(2,366)	(404)	(2,770)	(7,798)	(1,317)	(9,115)

Net interest income	$ 823	$ 745	$ 1,568	$ 2,745	$ 1,451	$ 4,196

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased by $32.2 million, or 3.3% to $1.0 billion at September 30, 2002, from $983.4 million at December 31, 2001. Federal funds sold increased $11.7 million and securities available-for-sale increased $16.4 million. These increases are primarily due to $56.8 million of proceeds, net of $2.0 million in offering-related expenses and the funding of a $5.1 million loan to the ESOP, received from the sale of stock during the Company's IPO and the Bank's conversion to a stock bank. The Company sold 6,397,594 shares of common stock at a price of $10.00 per share, which resulted in $64.0 million in gross proceeds. The Company received $52.4 million from subscriptions, $5.1 million from shares sold to the ESOP, which was funded by a loan from the Company, and $4.4 million was withdrawn from existing deposit accounts. The increase in assets from the net proceeds was partially offset by the maturity of a $15 million brokered certificate of deposit in the third quarter of 2002.

Securities available-for-sale increased $16.4 million to $312.7 million at September 30, 2002 compared to $296.3 million at December 31, 2001. The Company purchased primarily agency mortgage-backed securities and collateralized mortgage obligations with average lives less than five years. The portfolio also increased $4.2 million due to an increase in the fair value of available-for-sale securities. The purchases and increase in fair value were partially offset by maturities and principal payments received on available-for-sale securities.

Total loans increased $5.7 million, or 0.9% to $609.9 million at September 30, 2002 compared to $604.2 million at December 31, 2001. Residential real estate loans increased $9.9 million, or 2.6% during the period as market interest rates remained low and refinancing activity from other institutions and home purchases resulted in new loan originations at the Bank. Commercial real estate loans increased $3.7 million or 2.9%, which growth was primarily in loans on apartment complexes and other commercial office buildings in our markets. These increases were partially offset, however, by a reduction in commercial loans. Commercial loans decreased $8.2 million, or 25.3% as existing loans were repaid at a level above new loan production.

Non-performing loans totaled $7.5 million, or 1.23% of loans at September 30, 2002, compared to $9.1 million or 1.51% of loans at December 31, 2001. The decrease in non-performing loans is primarily attributed to a $935,000 decrease in nonaccrual residential real estate loans.

The following table sets forth information regarding non-performing loans and assets.
	At September 30,	At December 31,
	2002	2001
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 929	$ 1,864
Commercial real estate	5,823	5,949
Commercial	473	880
Consumer (1)	48	98
Total non-accruing loans	7,273	8,791
Accruing loans delinquent 90 days or more	246	344
Total non-performing loans	7,519	9,135
Other real estate owned	248	173
Total non-performing assets	$ 7,767	$ 9,308

Total non-performing assets as a percentage of total assets	0.76%	0.95%

Total non-performing loans as a percentage of total loans	1.23%	1.51%
(1) Includes home equity loans.

Included in non-performing loans is one loan relationship totaling $4.8 million secured by commercial real estate. Late in October 2002, the Company received the deed to the property in lieu of foreclosure at which time $2.0 million was charged-off and the asset was recorded as other real estate owned at its estimated net realizable value. This amount had been fully allocated in the Company's allowance for loan losses as of September 30, 2002 and as such, no charge to earnings was recorded for the charge-off. Additionally, the Company recognized a $2.1 million commercial loan as impaired with $1.0 million of the allowance for loan losses allocated to this loan in November 2002. This loan is secured by patents and is considered impaired due to recent deterioration in the financial condition of the borrower. This loan was recorded as nonaccrual at the time of the impairment.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Balance at beginning of period	$ 8,318	$ 7,500	$ 7,934	$ 7,564
Charge-offs	(232)	(770)	(848)	(2,267)
Recoveries	60	101	410	891
Provision for loan losses	200	650	850	1,293
Balance at end of period	$ 8,346	$ 7,481	$ 8,346	$ 7,481
Net charge-offs to average loans	0.11%	0.43%	0.10%	0.30%

The level of charge-offs has declined period-to-period as the Company aggressively worked to resolve problem credits in 2001. The charge-off discussed above is expected to result in a significant increase in the net charge-off ratio in the fourth quarter of 2002, however.

The allowance for loan losses was 1.37% of loans outstanding at September 30, 2002, compared with 1.31% of loans outstanding at December 31, 2001.

Interest bearing deposits decreased $31.9 million, or 5.6% to $536.5 million at September 30, 2002 compared to $568.4 million at December 31, 2001. This decrease is due to the maturity of a $15 million brokered certificate of deposit as well as decreases in other time deposits. The reduction in other time deposits occurred as we reduced our time account pricing to reflect declining yields on loans and investments. The decline in pricing resulted in rates for our time accounts being less than the rates offered by much of our competition.

Total shareholders' equity increased $67.9 million primarily due to the Company's sale of stock as part of the mutual holding company reorganization discussed above.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2002 and 2001

General. Net income for the three month period ended September 30, 2002 was $3.1 million, or $0.23 per share, which was $1.9 million higher than the same period in 2001. This increase is due to an increase in net interest income and a decrease in the provision for loan losses and non-interest expense, partially offset by an increase in income tax expense. Earnings per share are not applicable to periods prior to April 3, 2002, the date of the reorganization. Return on average assets for the third quarter of 2002 and 2001 was 1.20% and 0.49%, respectively. Return on average equity for the third quarter of 2002 and 2001 was 7.47% and 4.87%, respectively.

Net Interest Income. Net interest income for the three month period ended September 30, 2002 totaled $9.1 million, an increase of 20.7% over the $7.6 million for the same period in 2001. The net interest spread for the three month period ended September 30, 2002 was 3.25% compared to 2.84% for the same period in 2001. The net interest margin for the three month periods ended September 30, 2002 and 2001 was 3.76% and 3.25%, respectively. The improvement in spread occurred as the Company aggressively managed its funding costs in a downward rate environment beginning in 2001. The cost of interest bearing liabilities was 3.28% for the three months ended September 30, 2002, compared with 4.48% for the third quarter of 2001, a reduction of 120 basis points. This reduction more than offset the 79 basis point reduction in the yield on earning assets period to period. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 118.71% for the three month period ended September 30, 2002 compared with 109.90% for the same period in 2001. The increase occurred primarily as the growth in our equity, primarily from the IPO, was invested in earning assets.

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

We recorded a provision for loan losses of $200,000 and $650,000 in the three month periods ended September 30, 2002 and 2001, respectively. This decrease reflects an improvement in the Company's asset quality and a reduction in net loan charge-offs period-to-period.

Non-Interest Income. Other non-interest income increased $348,000, or 126.5% to $623,000 for the three months ended September 30, 2002, compared to $275,000 for the same period in 2001. In the third quarter of 2002 the Company received a $300,000 non-recurring legal settlement.

Non-Interest Expense. Total non-interest expense decreased $698,000, or 9.9% to $6.3 million for the three month period ended September 30, 2002, compared to $7.0 million for the same period in 2001. This decrease is primarily due to the Company having no impairment charges on properties in the third quarter of 2002 compared to $850,000 in the same period in 2001.

Salaries and employee benefits expense increased $472,000, or 15.8% to $3.5 million for the three month period ended September 30, 2002, primarily reflecting the adoption of the Company's Employee Stock Ownership Plan (ESOP) in conjunction with the reorganization and increases in volume based commissions paid to mortgage originators. The Company recognized $255,000 of ESOP expense in the third quarter of 2002. ESOP expense is recognized based on the average market value of our common stock; therefore, reported earnings will be impacted by changes in the Company's stock price. Salaries and employee benefits expense will increase in the fourth quarter of 2002 due to the restricted stock awards granted on October 10, 2002. The annual expense will be $678,000.

Income Tax Expense. Income tax expense was $1.5 million on income before taxes of $4.6 million for the three month period ended September 30, 2002, resulting in an effective tax rate of 32.2% compared to income tax expense of $516,000 on income before taxes of $1.7 million for the same period in 2001, resulting in an effective tax rate of 29.9%.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2002 and 2001

General. Net income for the nine month period ended September 30, 2002 was $6.5 million, or $0.30 per share, which was $1.7 million higher than the same period in 2001. The 2002 results were substantially affected by the Bank's reorganization. In connection with the reorganization, the Company contributed 191,928 shares of newly issued stock and $200,000 in cash to the SBU Bank Charitable Foundation, resulting in a non-recurring charitable contribution expense of $2.1 million, or approximately $1.3 million after income taxes. Excluding the impact of this donation, net income year-to-date as of September 30, 2002 would have been approximately $7.8 million, or $0.40 per share. The increase in net income from the prior year period was primarily due to higher net interest income and reductions in the provision for loan losses and non-interest expense, partially offset by a decrease in non-interest income and an increase in income tax expense. Earnings per share are not applicable to periods prior to April 3, 2002, the date of the reorganization. Return on average assets for the nine months ended September 30, 2002 and 2001 was 0.85% and 0.65%, respectively. Return on average equity for the nine months ended September 30, 2002 and 2001 was 6.11% and 6.74%, respectively. Excluding the impact of the donation to the Foundation, return on average assets and return on average equity for the nine months ended September 30, 2002 would have been 1.02% and 7.31%, respectively.

Net Interest Income. Net interest income for the nine month period ended September 30, 2002 totaled $26.0 million, an increase of 19.2% over the $21.9 million for the same period in 2001. The net interest spread for the nine month period ended September 30, 2002 was 3.19% compared to 2.74% for the same period in 2001. The net interest margin for the nine month periods ended September 30, 2002 and 2001 was 3.66% and 3.14%, respectively. The improvement in spread occurred as the Company aggressively managed its funding costs in a downward rate environment beginning in 2001. The cost of interest bearing liabilities was 3.47% for the nine months ended September 30, 2002, compared with 4.78% for the same period in 2001, a reduction of 131 basis points. This reduction more than offset the 86 basis point reduction in the yield on earning assets period to period. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 115.61% for the nine month period ended September 30, 2002 compared with 109.23% for the same period in 2001. The increase occurred primarily as the growth in our equity, primarily from the IPO, was invested in earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $850,000 and $1.3 million in the nine month periods ended September 30, 2002 and 2001, respectively. We used the same general methodology in assessing the adequacy of the allowance for both periods. This decrease in the provision was primarily the result of improvement in the Company's asset quality as discussed above in the three month comparison.

Non-Interest Income. Non-interest income decreased $427,000, or 7.7% to $5.1 million for the nine month period ended September 30, 2002, compared to $5.5 million for the same period in 2001. This decrease is primarily due to a $724,000 gain related to a life insurance policy on a deceased employee recognized in 2001. There was no such transaction in 2002.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 6.3% to $20.7 million for the nine month period ended September 30, 2002, compared to $19.5 million for the same period in 2001. This increase is primarily due to the $2.1 million contribution to the SBU Bank Charitable Foundation and ESOP expense of $510,000. These increases were partially offset by a $1.5 million decrease in impairment writedowns on land and buildings held for sale.

Income Tax Expense. Income tax expense was $3.1 million on income before taxes of $9.6 million for the nine month period ended September 30, 2002, resulting in an effective tax rate of 32.3% compared to income tax expense of $1.8 million on income before taxes of $6.6 million for the same period in 2001, resulting in an effective tax rate of 26.8%. The gain on the life insurance policy discussed under non-interest income was non-taxable, resulting in a lower effective tax rate in the nine months ended September 30, 2001 compared to the same period in 2002.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At September 30, 2002, we had $257.0 million in outstanding borrowings, including mortgagors' escrow funds.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the nine months ended September 30, 2002, loan originations totaled $158.9 million. For the year ended December 31, 2001, loan originations totaled $192.7 million. Purchases of securities were $88.0 million for the nine months ended September 30, 2002. Purchases of securities were $42.1 million for the year ended December 31, 2001.

At September 30, 2002, we had loan commitments to borrowers of approximately $46.9 million, and available letters and lines of credit of approximately $23.8 million. Total deposits decreased $26.6 million during the nine months ended September 30, 2002, primarily due to a $15.0 million payoff of a brokered certificate of deposit. Total deposits decreased $36.0 million during the year ended December 31, 2001. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $152.8 million at September 30, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will be retained. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

As discussed in footnote 5 of the financial statements, the Company expects to close the acquisition of Herkimer Trust Corporation by the end of 2002, subject to regulatory approval. The Company plans to use federal funds sold and to sell available-for-sale securities to fund the $64 million purchase price.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $30 million of our FHLB advances at September 30, 2002 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The first advance totals $10 million, has a rate of 6.15% and matures in October 2003. The second advance totals $20 million, has a rate of 6.31% and matures in August 2005. If these advances are called, the rates on replacement borrowings would likely be higher than the current rate on the advances which would increase our cost of funds.

At September 30, 2002 the Company and the Bank exceeded all the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at September 30, 2002 was $161.7 million and $135.4 million, respectively, or 16.00% and 13.39% of average assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Company and the Bank were required to have leverage (Tier 1) capital of at least $50.5 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At September 30, 2002, the Bank's total risk-based capital ratio was 25.83%.

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

Quantitative Analysis. Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current conditions.

The following table sets forth the result of our net interest income simulation model as of September

30, 2002.

Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	36,012	(563)	-1.54%
-100	36,315	(260)	-0.71%
Flat	36,575	-	-
+100	36,389	(186)	-0.51%
+200	36,182	(393)	-1.08%
+300	35,953	(622)	-1.70%

The above table indicates that as of September 30, 2002 the Company had a relatively well-matched interest rate risk profile. In the event of a 200 basis point increase in interest rates, we estimate that we would experience a 1.08%, or $393,000, decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we estimate that we would experience a 1.54%, or $563,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    99 Written Statement of Chief Executive Officer and Chief Financial Officer
    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K reporting the agreement to acquire Herkimer Trust Corporation. This report was filed with the Securities and Exchange Commission on August 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: /s/John A. Zawadzki Dated: November 8, 2002

John A. Zawadzki

President and Chief Executive Officer

/s/Steven A. Covert Dated: November 8, 2002

Steven A. Covert

Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John A Zawadzki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Partners Trust Financial Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By: /s/ John A. Zawadzki

President and Chief Executive Officer

I, Steven A. Covert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Partners Trust Financial Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By: /s/ Steven A. Covert

Senior Vice President and

Chief Financial Officer

Index to Exhibits

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

Exhibit 99

Written Statement of Chief Executive Officer and Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of Partners Trust Financial Group, Inc. (the "Company"), each hereby certifies that to his knowledge on the date hereof:

  the Form 10-Q of the Company for the Quarterly Period Ended September 30, 2002, filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John A. Zawadzki

John A. Zawadzki

President and Chief Executive Officer

November 8, 2002

/s/ Steven A. Covert

Steven A. Covert

Senior Vice President and Chief Financial Officer

November 8, 2002