Form 10-K
period 2002-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2003-03-13
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________________ to ______________________

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

Common Stock, par value $0.10 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO ____

The aggregate market value of Registrant's Common Stock held by non-affiliates as of June 28, 2002 was $99.5 million. As of February 24, 2003, there were issued and outstanding 14,204,079 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 23, 2003 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Forward-Looking Statements

This Form 10-K contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These statements are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and may include:

    statements of our goals, intentions and expectations;

    statements regarding our business plans, prospects, growth and operating strategies;

    statements regarding the asset quality of our loan and investment portfolios; and

    estimates of our risks and future costs and benefits

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

Partners Trust Financial Group, Inc.

Partners Trust Financial Group, Inc. (the "Company") is a Federal corporation that began operations on April 3, 2002 in connection with the conversion of SBU Bank (the "Bank") from a mutual savings bank to a stock savings bank and the completion of the Company's initial public offering ("IPO"). Upon consummation of the conversion on April 3, 2002, the Company became the holding company for the Bank.

Under the Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Plan") approved by the Bank's depositors at a Special Meeting held on March 28, 2002, the Bank completed its reorganization whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of Partners Trust Financial Group, Inc., a mid-tier stock holding company and a majority-owned subsidiary of Partners Trust, MHC (the "MHC"), a mutual holding company.

As a result of the sale of 6,397,594 shares of common stock at a price of $10.00 per share in the IPO, the Company received $56.8 million of proceeds, net of $2.0 million in offering-related expenses and the funding of a $5.1 million loan to the Company's Employee Stock Ownership Plan ("ESOP"). The Company received $52.4 million from subscriptions, $5.1 million from shares sold to the ESOP, which was funded by a loan from the Company, and $4.4 million withdrawn from existing deposit accounts at the Bank.

The Company makes its periodic and current reports available, free of charge, on its website, www.partnerstrust.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC").

SBU Bank was founded in 1839 and offers a wide variety of business and retail banking products as well as a full range of trust, investment, and municipal banking services through its sixteen Central New York locations in Oneida, Onondaga and Herkimer counties. Customers' banking needs are serviced 24 hours a day through a network of ATMs, automated telephone banking, and through the convenience of internet banking at its website www.sbu.com. Municipal banking services are provided by SBU Bank's subsidiary, SBU Municipal Bank.

On December 27, 2002, the Company completed its acquisition of Herkimer Trust Corporation, Inc. ("Herkimer") and its wholly owned subsidiary, The Herkimer County Trust Company ("Herkimer Bank"). Herkimer Bank operated twelve branches in the Mohawk Valley region of New York State. The Company paid $64.0 million in cash in exchange for the Herkimer shares outstanding at the time of acquisition (as well as $1.1 million in direct acquisition costs), acquired $366.2 million in assets and assumed $301.2 million in liabilities. Goodwill associated with this transaction approximated $34.5 million. The goodwill will not be amortized but will be evaluated at least annually for impairment. The Company also recorded a core deposit and trust relationship intangible of $3.8 million and $207,000, respectively. The core deposit and trust relationship intangibles are being amortized over their estimated useful lives of approximately seven years on an accelerated basis.

The Company does not employ any persons other than certain officers who are currently officers of the Bank, but utilizes the support staff of the Bank from time to time.

The Company's offices are located at the executive offices of the Bank at 233 Genesee Street, Utica, New York, 13501. Its telephone number is (315) 768-3000.

Lending Activities

General. Historically, our principal lending activity has been the origination of fixed-rate and adjustable- rate mortgage loans collateralized by one-to four-family residential real estate located within our primary market area. We also originate commercial real estate loans, including multi-family residential real estate loans, commercial business loans, and consumer loans. With the acquisition of Herkimer, the Company's portfolio has shifted slightly toward commercial and consumer loans. With the recent hiring of experienced commercial lenders we expect to continue to increase our concentration of commercial real estate and commercial loans.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.
	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$ 434,312	53.95%	$ 383,014	63.51%	$ 358,026	58.48%	$ 342,574	59.20%	$ 315,133	56.07%
Commercial real estate	170,430	21.17	127,750	21.18	143,297	23.40	134,304	23.21	136,987	24.37
Commercial	56,785	7.05	32,477	5.39	46,673	7.62	43,300	7.48	46,099	8.20
Consumer (1)	143,471	17.83	59,821	9.92	64,286	10.50	58,539	10.11	63,840	11.36

Total loans receivable	804,998	100.00%	603,062	100.00%	612,282	100.00%	578,717	100.00%	562,059	100.00%

Less:
Net deferred fees and costs	442		437		508		502		578
Allowance for loan losses	10,989		7,934		7,564		9,328		10,150
Net loans receivable	$ 793,567		$ 594,691		$ 604,210		$ 568,887		$ 551,331

(1)	Includes home equity loans.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2002, regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.
				Ten
		One	Five	Through	Beyond
	Within One	Through	Through	Twenty	Twenty
	Year (2)	Five Years	Ten Years	Years	Years	Total
	(In thousands)
Residential real estate	$ 93,356	$ 187,319	$ 94,260	$ 54,300	$ 5,077	$ 434,312
Commercial real estate	56,477	95,278	15,968	2,701	6	170,430
Commercial	45,328	10,183	1,166	108	-	56,785
Consumer (1)	70,188	67,797	4,560	917	9	143,471

Total loans receivable	$ 265,349	$ 360,577	$ 115,954	$ 58,026	$ 5,092	$ 804,998

(1) Includes home equity loans.
(2) Includes $220.6 million of loans that reprice within one year but that are scheduled to mature after one year.

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2002, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2003. Adjustable- and floating-rate loans are included based on contractual maturities.
	Due After December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate	$ 317,555	$ 110,121	$ 427,676
Commercial real estate	58,638	98,556	157,194
Commercial	16,991	20,774	37,765
Consumer (1)	117,486	20,082	137,568

Total loans	$ 510,670	$ 249,533	$ 760,203

(1) Includes home equity loans.

Residential Mortgage Lending. The Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2002, residential mortgage loans totaled $434.3 million, or 54.0% of our total loan portfolio. The primary focus of our originators is to maintain and expand relationships with realtors and other key contacts in order to bring new mortgages to the Bank. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our mortgage loans generally have terms from 15 to 30 years, amortized on a monthly basis with principal and interest due each month. We offer a variety of terms and conditions to our mortgage customers which meet virtually any financing need. As of December 31, 2002, we offered the following residential mortgage loan products:

    Conventional fixed-rate loans with both monthly and biweekly payment options

    FHA and VA fixed-rate loans

    A wide variety of conventional adjustable-rate loans

    FHA adjustable-rate loans

    Conventional loans targeted at low and moderate income groups

    State of New York Mortgage Agency (SONYMA) loans

    Construction/permanent loans

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Our conventional residential mortgage loans customarily contain "due on sale" clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

Our current practice is to sell virtually all conforming fixed-rate 30 year monthly payment loans in the secondary market and to hold biweekly fixed-rate loans, loans with terms of 15 years or less and adjustable-rate loans in our portfolio. FHA and VA loans are sold servicing-released while we retain servicing on all other loans sold. We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Certain loans with a loan-to-value ratio between 80% and 85% do not require private mortgage insurance but carry a higher interest rate and are underwritten to stricter standards. To a lesser extent, we originate non-conforming loans that may not satisfy the various requirements of Fannie Mae or Freddie Mac.

Our adjustable-rate mortgage loans are made with a maximum term of 30 years. Adjustable-rate loans include loans that provide for an interest rate that is based on the interest paid on U.S. Treasury securities of corresponding terms, plus a margin. Our adjustable-rate conventional mortgages include limits on the increase or decrease in the interest rate. The interest rate may increase or decrease by a maximum of 2.0% per adjustment with a maximum adjustment over the life of the loan, which generally is 5.0%. We currently offer adjustable-rate loans in our market. For one year adjustable-rate loans, borrowers are qualified at the initial rate and at 2.0% over the initial rate. For all other adjustable-rate loans, borrowers are qualified at the initial rate.

The retention of adjustable-rate loans in our portfolio helps reduce exposure to changes in interest rates. However, there are credit risks resulting from potential increased costs to the borrower as a result of rising interest rates. During periods of rising interest rates, the risk of default on adjustable-rate mortgages may increase due to the upward adjustment of interest cost to the borrower.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic and projected cash flow, current and projected occupancy, location and physical condition. At December 31, 2002, our commercial real estate portfolio totaled $170.4 million, or 21.2% of total loans. Most of the commercial real estate portfolio consists of loans secured by properties in an area of New York State bounded by Syracuse in the west and Albany in the east. To a lesser extent, commercial real estate loans are secured by properties located outside of that area but primarily in New York State. We lend up to a maximum loan to value ratio of 75% (with certain exceptions made on a loan-by-loan basis) and require minimum debt coverage ratios depending on the property type involved.

Commercial real estate lending involves additional risks compared to one-to-four family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk.

Because of increased risks associated with commercial real estate loans, commercial real estate loans generally have a higher rate and shorter term than residential mortgage loans. Commercial real estate loans are generally offered at one to five year adjustable-rates tied to the Federal Home Loan Bank of New York advance rates. The term of such loans generally does not exceed ten years with amortization schedules of fifteen to twenty years.

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial lending, including business installment loans, lines of credit and other commercial loans. We are developing a niche of making commercial loans to small and medium sized businesses in a wide variety of industries located in Onondaga, Oneida and Herkimer Counties. At December 31, 2002, our commercial loan portfolio totaled $56.8 million, or 7.1% of total loans.

Unless secured by a mortgage on commercial real estate, commercial loans generally are limited to terms of seven years or less and have fixed interest rates or variable interest rates tied to the prime rate. Whenever possible, we collateralize these loans with a lien on business assets and equipment and obtain the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans. Such loans typically involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. In addition, commercial loans are in some cases unsecured, and if secured, the collateral may be subject to market obsolescence. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. We utilize the services of an outside consultant to conduct on-site reviews of the commercial loan and commercial real estate portfolios to ensure adherence to underwriting standards and policy requirements.

Consumer Loans. We offer a variety of consumer loans to meet customer demand and to increase the yield on our loan portfolio. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include:

    Fixed-rate home equity loans
    Variable rate home equity lines of credit
    Property improvement loans
    New and used automobile loans
    Secured and unsecured personal loans
    Personal lines of credit

At December 31, 2002, the consumer loan portfolio totaled $143.5 million, or 17.8% of total loans. Consumer loans are generally offered for terms of one to fifteen years depending on the collateral, and at fixed or variable rates of interest depending on the product. Auto loans currently comprise the largest portion of the consumer loan portfolio at 51.3%.

We make loans secured by new and used automobiles. The financial terms of the loans are determined by the age and condition of the collateral, and the financial ability of the borrower to repay. We obtain a title lien on the vehicle and collision insurance policies are required on these loans. While we lend directly to borrowers, the majority of new automobile loans are originated through local auto dealerships in Oneida, Herkimer and Onondaga Counties. We independently underwrite the loans from the dealerships. The consumer portfolio acquired from Herkimer contained approximately $36.1 million of indirect loans primarily secured by used autos. These loans have experienced higher delinquency rates than the indirect loans originated by SBU Bank, and as such, we expect the overall delinquency rate of the consumer portfolio to be higher than that experienced in the past.

We make loans secured by deposit accounts up to 90% of the amount of the depositor's collected savings account balance. We also make other consumer loans that may or may not be secured. The terms of the loans vary depending on the collateral.

Consumer loans are generally originated at higher interest rates than residential mortgage loans and also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

Loan Approval Procedures and Authority. Our lending policy generally provides for a maximum residential mortgage amount of $350,000. Loans in excess of the conforming guidelines of the secondary market require the approval of our chief lending officer, or in his absence, the chief executive officer or the senior vice president of sales. Conforming loans with no policy exceptions can be approved by an automated system sponsored by Freddie Mac and known as Loan Prospector. All loans rated caution or rejected by Loan Prospector are reviewed by the residential mortgage underwriter for further action.

Consumer loans are underwritten by our consumer underwriting group. For unsecured loans in excess of $25,000, non-real estate secured loans in excess of $60,000, and loans secured by real estate in excess of $125,000, the approval of our chief lending officer is needed, or in his absence, the chief executive officer or the senior vice president of sales.

Commercial real estate and commercial loans are underwritten by commercial credit analysts and relationship managers. The manager of the small business department may approve loans up to $500,000, and the senior business developer in the commercial loan department may approve loans up to $750,000. Our chief lending officer may approve loans up to $1.5 million. The chief lending officer in conjunction with the chief executive officer may approve loans up to $5.0 million. Loans above $5.0 million require the approval of our Executive Committee or the full Board.

Loans to One Borrower. Federal savings bank regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our policy provides that loans to one borrower (or related borrowers) should generally not exceed the lesser of 1% of total assets, 15% of equity, or $6.0 million.

At December 31, 2002, the largest aggregate amount loaned by SBU Bank to one borrower consisted of two commercial mortgage loans in a committed amount of $6.1 million. At December 31, 2002, the outstanding amount under these loans was $6.1 million. These loans are performing in accordance with their terms. There were an additional eleven credit relationships in excess of $3.0 million at December 31, 2002 (including committed amounts). These loans are also performing in accordance with their terms.

Asset Quality

General. One of our key operating objectives has been and continues to be to maintain a strong level of asset quality. We use a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, in addressing problem and non-performing assets.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of residential mortgage and consumer loans, our collections department is responsible for collection procedures from the 15th day up to the 90th or 120th day of delinquency depending on the type of loan. At ten days past due a system-generated late notice is sent to the customer. If there is no response a phone call is made within 15-20 days past due. If no payment arrangements are made, or arrangements are not kept, weekly phone contact is made. At 31-40 days past due, if no contact has been made, a second stronger letter is mailed and continued attempts are made to contact the customer by phone. At 41-55 days a third letter is mailed and continued attempts at phone contact are made. For consumer loans 56-65 days past due a five day letter is sent stating that all arrears are due to avoid repossession. For residential mortgages 56-65 days past due a 30 day letter is sent advising the borrower they have 30 days to bring all amounts current or a demand letter will be sent. A physical inspection of the property is scheduled in this time frame. For secured consumer loans 66-120 days past due, attempted phone contact is continued and a letter is sent advising the customer of an active repossession order. Within 24 hours of the repossession a 10 day letter is sent notifying the customer of the intent to sell the collateral. For residential mortgage loans 86-95 days past due, a demand letter is sent with a seven day time frame after which the loan will be sent to the foreclosure department.

We hold foreclosed property as other real estate owned. We carry foreclosed real estate at the lower of the unpaid principal balance at the time of foreclosure or its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical. Our collection procedures for Federal Housing Association (FHA) and Veteran's Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

The collection procedures for commercial real estate and commercial loans include our sending periodic late notices and letters to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan is 15 days past due. We follow our residential mortgage and consumer loans collection procedures in our attempts to reach individuals by phone. Our credit quality committee reviews all delinquencies on a monthly basis. Delinquent commercial real estate and commercial loans may be transferred to our loan workout department for further action. Our chief lending officer has the authority to transfer current commercial real estate or commercial loans to the workout department if, in his opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectable are proposed for charge-off on a monthly basis at the credit quality committee meeting. The chief lending officer can approve charge-offs up to $500,000. Amounts in excess of this require the approval of the chief executive officer or, in his absence, the chief financial officer.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the chief lending officer continuously monitor the status of the loan portfolio and report to the Board on a quarterly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate, and our actions and plans to cure the delinquent status of the loans.

With the exception of first mortgage loans insured or guaranteed by the FHA or VA or for which the borrower has obtained private mortgage insurance, we generally stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier if management deems appropriate. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously credited. We may recognize income in the period that we collect it, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

Non-performing loans totaled $11.0 million, or 1.36% of loans at December 31, 2002 compared with $9.1 million, or 1.51% of loans at December 31, 2001. Non-performing loans at December 31, 2002 primarily consist of four commercial relationships from the Company's existing portfolio, totaling $6.5 million, and non-accrual loans acquired from Herkimer consisting of $1.0 million in commercial real estate and $1.2 million in commercial loans. The four largest commercial relationships in non-performing loans consist of $4.1 million in commercial real estate and $2.4 million in commercial loans.

Non-performing loans include a $2.0 million commercial loan recognized as impaired with $1.0 million of the allowance for loan losses allocated to this loan as of December 31, 2002. This loan is secured by patents and is considered impaired due to recent deterioration in the financial condition of the borrower. This loan was recorded as non-accrual at the time of the impairment.

The following table sets forth information regarding non-performing loans and assets.
	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,048	$ 1,864	$ 1,448	$ 1,856	$ 1,827
Commercial real estate	5,987	5,949	2,903	2,792	4,571
Commercial	3,302	880	1,389	4,389	901
Consumer (1)	185	98	30	63	189
Total non-accruing loans	10,522	8,791	5,770	9,100	7,488
Accruing loans delinquent 90 days or more	461	344	3,147	1,179	7,800
Total non-performing loans	10,983	9,135	8,917	10,279	15,288
Other real estate owned	3,092	173	180	150	1,076
Total non-performing assets	$ 14,075	$ 9,308	$ 9,097	$ 10,429	$ 16,364

Total non-performing assets as a percentage of total assets	1.06%	0.95%	0.89%	1.07%	1.83%

Total non-performing loans as a percentage to total loans	1.36%	1.51%	1.46%	1.78%	2.72%

(1) Includes home equity loans.

Other real estate owned increased $2.9 million from December 31, 2001 to December 31, 2002 primarily due to one commercial property. The borrower had a $4.8 million loan outstanding with the Company. Late in October 2002, the Company received the deed to the property in lieu of foreclosure at which time $2.0 million was charged-off and the asset was recorded as other real estate owned at its estimated net realizable value. This loss had been fully allocated in the Company's allowance for loan losses and as such, no charge to earnings was recorded for the charge-off. This property, which is a strip shopping center, has been listed for sale with a commercial real estate broker.

We review all non-accrual commercial real estate and commercial loans greater than $250,000 for impairment. These loans are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impairment review. We had $2.0 million, $4.9 million and $1.7 million loans classified impaired at December 31, 2002, 2001 and 2000, respectively.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $8.6 million in loans that warrant increased attention at December 31, 2002. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at December 31, 2002. None of these loans was considered impaired and as such, no specific impairment allowance was established for these loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses.

Our evaluation of the adequacy of the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis by the credit quality committee.

The criteria that we consider in connection with establishing the loss factors and overall allowance for loan losses include the following:

    results of the quarterly credit quality review;

    recent loss experience in particular segments of the loan portfolio;

    general economic and business conditions affecting our key lending areas;

    credit quality trends (including trends in non-performing loans expected to result from existing conditions);

    collateral values;

    loan volumes and concentrations;

    seasoning of the loan portfolio;

    specific industry conditions within portfolio segments;

    duration of the current business cycle;

    bank regulatory examination results; and

    external loan review results.

Certain of these criteria impact our loss estimates on specific problem loans reviewed by the credit quality committee. In addition, these criteria also impact management's estimates of losses on other loan portfolios, including smaller balance consumer, commercial and residential loans.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount of actual losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss experience model that is used to establish the loan loss factors for types of loans is designed to be self-correcting by taking into account our recent loss experience. Pooled loss factors are adjusted quarterly, if necessary, based upon the level of net charge-offs expected by management. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the allowance in the event that, in management's judgment, significant conditions which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based on recent information that becomes available.

Additions to the allowance for loan losses may be made when management has identified significant conditions or circumstances related to a specific loan that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the allowance formula.

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

In addition, various regulatory agencies, as well as our outsourced loan review function, as an integral part of their examination and review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

At December 31, 2002 and 2001, our allowance for loan losses was $11.0 million and $7.9 million, respectively. For the year ended December 31, 2002, our allowance for loan losses was increased by $4.2 million due to the allowance acquired from Herkimer.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated.
	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Balance at beginning of period	$ 7,934	$ 7,564	$ 9,328	$ 10,150	$ 9,771

Charge offs:
Residential real estate	36	244	225	384	544
Commercial real estate	2,104	874	-	1,504	4,462
Commercial	651	1,344	3,103	76	1,414
Consumer (1)	306	305	284	374	2,256
Total charge offs	3,097	2,767	3,612	2,338	8,676

Recoveries:
Residential real estate	9	19	76	57	124
Commercial real estate	43	620	254	469	21
Commercial	628	548	80	444	291
Consumer (1)	150	278	341	546	1,109
Total recoveries	830	1,465	751	1,516	1,545

Net charge-offs	2,267	1,302	2,861	822	7,131
Provision for loan losses	1,150	1,672	1,097	-	7,510
Allowance acquired	4,172	-	-	-	-
Balance at end of period	$ 10,989	$ 7,934	$ 7,564	$ 9,328	$ 10,150

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.37%	0.21%	0.48%	0.14%	1.16%

Allowance for loan losses to total loans	1.37%	1.32%	1.24%	1.61%	1.81%

Allowance for loan losses to non-performing loans	100.05%	86.85%	84.83%	90.75%	66.39%

(1) Includes home equity loans.

The level of charge-offs increased from 2001 to 2002 primarily as a result of the $2.0 million commercial real estate charge-off previously discussed.

The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.
	At December 31,
	2002		2001		2000		1999		1998
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount of	Loans in	Amount of	Loans in	Amount of	Loans in	Amount of	Loans in	Amount of	Loans in
	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
					(Dollars in thousands)

Residential real estate	$ 1,088	53.95%	$ 446	63.51%	$ 1,141	58.48%	$ 1,618	59.20%	$ 1,600	56.07%
Commercial real estate	6,175	21.17	5,158	21.18	5,011	23.40	4,877	23.21	6,062	24.37
Commercial	3,221	7.05	1,299	5.39	650	7.62	1,889	7.48	1,283	8.20
Consumer (1)	503	17.83	294	9.92	762	10.50	944	10.11	1,205	11.36
Unallocated	2	-	737	-	-	-	-	-	-	-
Total	$ 10,989	100.00%	$ 7,934	100.00%	$ 7,564	100.00%	$ 9,328	100.00%	$ 10,150	100.00%

(1)	Includes home equity loans.

Securities Activities

General. Our investment policy is established by the Bank's Board of Directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The asset/liability management committee oversees our investment program and evaluates on an ongoing basis our investment policy and objectives. The chief financial officer, or the controller acting with the chief financial officer, is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer and controller have the authority to purchase and sell securities within specific guidelines established by the investment policy. All transactions are reviewed by the Board on a monthly basis.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored entities, such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank ("FHLB") ("federal agency securities"). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies and/or investment grade privately issued CMOs. Privately issued CMOs typically offer rates above those paid on government agency CMOs, but lack the guaranty of those agencies and typically there is less market liquidity than agency bonds. Also permitted are investments in securities issued or backed by the Small Business Administration and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Securities are generally classified as available-for-sale for financial reporting purposes at December 31, 2002. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and CMOs. Our investments in CMOs are generally limited to "non-high risk" securities. In addition, U.S. Government and other non-amortizing securities are used for call protection and liquidity.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.
	At December 31,
	2002		2001		2000
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Held-to-maturity:
U.S. Treasury and obligations of U.S. Government
corporations and agencies	$ -	$ -	$ -	$ -	$ 57,948	$ 58,813
Corporate debt securities	-	-	-	-	978	987
Other securities	1,567	1,567	1,383	1,384	2,535	2,535
Collateralized mortgage obligations	-	-	-	-	94,195	94,777
Other mortgage-backed securities	-	-	-	-	12,116	12,326
Total held-to-maturity	1,567	1,567	1,383	1,384	167,772	169,438

Available-for-sale:
U.S. Treasury and obligations of U.S. Government
corporations and agencies	79,703	81,870	59,388	61,241	-	-
Municipal obligations	28,462	28,465	-	-	-	-
Corporate debt securities	15,915	16,177	981	1,026	-	-
Fannie Mae preferred stock	10,000	9,466	10,003	9,796	10,014	10,080
Other securities	-	-	1,303	1,284	-	-
Collateralized mortgage obligations	73,159	74,369	98,136	100,335	20,463	20,154
Other mortgage-backed securities	127,602	133,786	120,200	122,620	137,934	138,475
Total available-for-sale	334,841	344,133	290,011	296,302	168,411	168,709

Total securities	$ 336,408	$ 345,700	$ 291,394	$ 297,686	$ 336,183	$ 338,147

The overall increase in securities during 2002 occurred primarily as a result of the Herkimer transaction, including the municipal securities, which consist primarily of general obligations of rated municipalities within New York State.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our debt securities portfolio as of December 31, 2002. Adjustable-rate mortgage related securities are included in the period in which interest rates are next scheduled to adjust. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value, as all securities shown are available-for-sale securities.
	At December 31, 2002
			More Than One Year to		More Than Five Years to
	One Year or Less		Five Years		Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

U.S. Treasury and federal agency securities	$ 18,411	3.01%	$ 60,039	4.51%	$ 3,420	3.39%	$ -	- %	$ 81,870	4.12%
Municipal obligations	2,357	2.66	3,177	3.50	6,033	5.05	16,898	5.50	28,465	4.95
Corporate securities	308	6.82	9,480	3.99	759	5.48	5,630	6.00	16,177	4.82
Collateralized mortgage obligations	12,667	3.23	1,475	4.93	13,884	4.21	46,343	3.71	74,369	3.75
Other mortgage-backed securities	11,902	5.04	8,218	4.32	25,358	6.28	88,308	3.85	133,786	4.45
Total securities (1)	$ 45,645	3.61%	$ 82,389	4.40%	$ 49,454	5.34%	$ 157,179	4.06%	$ 334,667	4.27%

(1)	Excludes Fannie Mae preferred stock.

Sources of Funds

General. Deposits, repurchase agreements, FHLB advances, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. Brokered time deposits are used on occasion when market conditions warrant.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates, providing quality service and introducing new products and services that meet our customers' needs such as on-line banking and bill payment.

Deposit rates are generally determined weekly by the pricing committee that is chaired by the chief financial officer. Members of the committee include the heads of retail banking, lending, mortgage and indirect lending. Staff members from marketing and branch management are non-voting members. When we determine our deposit rates we consider local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 61.6% of total deposits at December 31, 2002 and 51.8% at December 31, 2001. At December 31, 2002 and 2001, time deposits with remaining terms to maturity of less than one year amounted to $190.1 million and $209.4 million, respectively.

Total deposits increased $250.2 million, or 41.4%, to $855.2 million at December 31, 2002 compared to $605.0 million at December 31, 2001. This increase is primarily due to the acquisition of $280.2 million in deposits from Herkimer, partially offset by a $35.9 million decrease in time accounts. The decrease in the Company's existing time accounts is due primarily to the maturity of a $15 million brokered certificate of deposit as well as decreases in other time deposits. The reduction in other time deposits occurred as we implemented our strategy to reduce our time account pricing to offset declining yields on loans and investments. The decline in pricing resulted in rates for our time accounts being less than the rates offered by much of our competition.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2002.
Maturity
	3 Months or	Over 3 to 6	Over 6 to 12	Over 12
	Less	Months	Months	Months	Total
(In thousands)

Time accounts less than $100,000	$ 49,912	$ 39,865	$ 70,165	$ 113,398	$ 273,340
Time accounts of $100,000 or more	8,625	7,089	14,406	25,346	55,466

Total of time accounts	$ 58,537	$ 46,954	$ 84,571	$ 138,744	$ 328,806

Borrowed Funds. At December 31, 2002, we had $292.0 million of borrowed funds, which consisted of FHLB advances, repurchase agreements entered into with nationally recognized securities brokerage firms and customer repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by us, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements in periods when we can invest in securities with yields in excess of the cost of such borrowings. Our policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage related securities. There were $45.0 million of repurchase agreements outstanding as of December 31, 2002, and we averaged approximately $28.0 million outstanding pursuant to such agreements during the year ended December 31, 2002.

As a member of the FHLB of New York, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. We had $247.0 million and $227.0 million of FHLB advances outstanding as of December 31, 2002 and 2001, respectively.

The following table sets forth certain information regarding FHLB advances and securities sold under agreements to repurchase at the dates or for the periods indicated.
	December 31,
	2002	2001	2000
	(In thousands)
FHLB Advances:
Maximum month-end balance	$ 247,000	$ 227,000	$ 151,500
Balance at the end of period	247,000	227,000	151,500
Average balance	227,986	209,791	139,480

Weighted average interest rate at end of period	4.64%	5.15%	6.19%
Weighted average interest rate during period	4.99%	5.55%	5.98%

Securities Sold Under Agreements to Repurchase:
Maximum month-end balance	$ 44,971	$ 62,657	$ 118,392
Balance at the end of period	44,971	29,452	114,618
Average balance	28,028	49,835	110,758

Weighted average interest rate at end of period	1.73%	2.63%	6.60%
Weighted average interest rate during period	2.28%	5.74%	6.65%

Borrowings increased $35.5 million, or 13.9% to $292.0 million at December 31, 2002 from $256.5 million at December 31, 2001. This increase is due to the assumption of $18.5 million in borrowings from Herkimer as well as $20.0 million in new advances used to partially fund the $64.0 million purchase price of Herkimer.

Trust Services

The Company began offering trust services in conjunction with the Herkimer acquisition. The Trust Department offers a full range of services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management, primarily to individuals, corporations and other institutions. The Trust Department has retained the services of an independent investment services firm to provide investment research. A Trust Committee that consists of the Manager of the Trust Department and the President, as well as two members of the Company's Board of Directors, oversees operations of the Trust Department. The Trust Department markets its services through its trust officers, who call on the Company's existing customers, referrals from attorneys and accountants and the Company's branch mangers who cross-sell the Trust Department's services. As of December 31, 2002, the Trust Department held $61.2 million of assets, which includes $50.7 million over which the Trust Department has discretionary investment authority.

Savings Bank Life Insurance

The Company began offering a wide variety of low-cost life insurance policies late in 2002, through SBLI, including a whole life, single premium life, senior life and children's term, to its customers who live or work in the State of New York. Management believes that offering life insurance is beneficial to the Company's relationship with its customers. The Company receives commission income from the sale and the renewal of life insurance policies.

Subsidiary Activities

The following describes the activities of subsidiaries of the Bank.

SBU Municipal Bank is a limited purpose commercial bank which accepts deposits of municipalities in the Company's market area. The subsidiary was created in conjunction with the Herkimer transaction and is regulated by the FDIC and New York State Banking Department.

Through SBU Investment Services, Inc., we offer annuity and mutual fund products through designated employees who are registered representatives. The annuities and mutual funds, which are products of unrelated insurance and mutual fund companies, are offered to customers and to members of the general public who are interested in non-deposit investments. We earn fees from the annuity and mutual fund providers for attracting and retaining these customers.

The Bank's subsidiary, 233 Genesee Street Corporation, is a New York State Article 9A company that is involved in holding investments in U.S. Treasury, and federal agency and corporate obligations.

Competition

We face intense competition within our market both in making loans and attracting deposits. The Central New York area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as private banking. However, our branch network, deployment of branch and offsite ATMs and development of our web-based banking services allow us to compete effectively for most consumer and small business relationships.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our in-house investment services department offers a full range of mutual funds, annuities and other investment products based on careful analysis of customer needs. This department has a close working relationship with other sales functions within SBU Bank. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our leadership role as a community bank.

Personnel

As of December 31, 2002, SBU Bank had 280 full-time employees and 54 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

SUPERVISION AND REGULATION

The Company and Partners Trust, MHC, as mutual savings and loan holding companies, and the Bank, as a federal savings bank, are subject to extensive supervision, regulation and examination by the Office of Thrift Supervision ("OTS") as their primary federal banking regulator. The Company, Partners Trust, MHC, and the Bank also are subject to regulation as to certain matters by the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the Bank is subject to regulation as to certain matters by the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank of New York, which is a regional branch of the Federal Home Loan Bank System. The trust department of the Bank is registered as an investment adviser and, as such, is subject to extensive supervision and regulation by the Securities and Exchange Commission. SBU Municipal Bank, a subsidiary of the Bank, is a New York-chartered limited-purpose commercial bank, and is subject to extensive supervision, regulation and examination by the FDIC and the New York State Banking Department ("NYSBD"), and is subject to regulation as to certain matters by the Federal Reserve.

As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and regulations of the OTS thereunder. These laws and regulations limit the ability of the Bank to invest in certain types of assets and limit the amount of loans that the Bank may make to a single borrower. The Bank also is subject to a "qualified thrift lender" or "QTL" test, which requires the Bank to maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which generally include loans and investments made for residential purposes, personal loans, and small business loans. As of December 31, 2002, the Bank was in compliance with all applicable lending and investment restrictions and also satisfied the QTL test.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2002, the Bank satisfied this requirement.

Deposits of the Bank and of SBU Municipal Bank are insured by the FDIC up to statutory and regulatory limits, and are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The FDIC has adopted a risk-based system for determining deposit insurance assessments. Under this system, all insured depository institutions are placed in one of nine categories based on their level of capital and supervisory evaluation, and are assessed from 0% (plus $2,000) to 0.27% of insured deposits based on their placement. The FDIC is authorized to raise the assessment rates as necessary to maintain the ratio of reserves to insured deposits at not less than 1.25%. As of December 31, 2002, the Bank and SBU Municipal Bank were subject to assessments of 0.0168%. In addition, all FDIC-insured depository institutions are required to pay assessments to the FDIC at an annual rate of 0.212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government, to recapitalize the predecessor of the Savings Association Insurance Fund. These assessments will continue until the bonds mature in 2017.

The Bank is subject to OTS capital adequacy guidelines. These guidelines require savings institutions to maintain a minimum ratio of tangible capital to tangible assets of 1.5%, of Tier 1 capital to total assets (or "leverage ratio") of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), of Tier I capital to risk-weighted assets of 4%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Savings institutions that fail to meet these minimum capital guidelines are subject to prompt corrective action. The appointment of a receiver or conservator is required for savings institutions with a tangible capital ratio of less than 2%, thereby establishing 2% as the effective minimal tangible capital ratio. As of December 31, 2002, the Bank was "well capitalized" under OTS standards. The OTS may set higher minimum capital requirements for individual savings institutions whose circumstances warrant it. The Bank is not subject to any special capital requirements.

SBU Municipal Bank is subject to similar capital adequacy guidelines of the FDIC and the NYSBD. Under these guidelines, a commercial bank must maintain a minimum leverage ratio of 4% (3% for commercial banks receiving the highest composite CAMELS rating for safety and soundness), a minimum ratio of Tier 1 capital to risk-weighted assets of 4%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2002, SBU Municipal Bank was "well capitalized" under FDIC and NYSBD standards and was not subject to any special capital requirements.

The Bank and SBU Municipal Bank are subject to substantial regulatory restrictions on their ability to pay dividends to their shareholders. Under OTS restrictions with respect to the Bank and FDIC and NYSBD restrictions with respect to SBU Municipal Bank, prior regulatory approval is required in order to pay a dividend if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the institution's retained net income during the calendar year and its retained net income during the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank and SBU Municipal Bank are currently in compliance with these requirements. As of December 31, 2002, approximately $22.2 million was available at the Bank after the payment of all declared dividends to pay future dividends to the Company without prior OTS approval.

Transactions between the Bank and its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. An "affiliate" of a bank or savings institution is any company or entity that controls, is controlled by, or is under common control with the bank or savings institution. Generally, a subsidiary of a depository institution that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B. Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

On October 31, 2002, the Federal Reserve adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively amends sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company, the Bank and SBU Municipal Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank and to SBU Municipal Bank.

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed several implementing rules, and the NASD has proposed corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

Effective August 29, 2002, as directed by section 302(a) of the Sarbanes-Oxley Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; that they have made certain disclosures to the Company's auditors and the audit committee of the board of directors about the Company's internal controls; and that they have included information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

ITEM 2. PROPERTIES

We conduct our business through our main banking office located in Utica, New York, and other full-service branch offices located in Oneida, Herkimer, and Onondaga Counties, New York. The aggregate net book value of our premises and equipment was $17.9 million at December 31, 2002 (including land and buildings held for sale). The following table sets forth certain information with respect to our offices at December 31, 2002.
		Original	Date of
	Leased or	Year Leased	Lease	Net Book
Location	Owned	or Acquired	Expiration	Value
				(In thousands)
Main Office	Owned	1839
233 Genesee Street
Utica, NY 13501				$ 4,499

Commercial Drive Branch	Owned	2002
4630 Commercial Drive
New Hartford, NY 13413				650

Dolgeville Branch	Owned	2002
71 N. Main Street
Dolgeville, NY				325

Ellinwood Office Building	Owned	1993
2 Ellinwood Drive
New Hartford, NY 13413
(Held for sale)				3,091

Frankfort Branch	Owned	2002
134 E. Main Street
Frankfort, NY				57

Herkimer Branch	Owned	1974
219 Prospect Street
Herkimer, NY 13350
(Held for sale)				178

Ilion Branch	Owned	2002
150 Central Ave.
Ilion, NY				550

Little Falls Branch	Owned	2002
501 E. Main Street
Little Falls, NY				1,350

Newport Branch	Owned	2002
15 Bridge Street
Newport, NY				150

North Utica Branch	Owned	2001
1-3 Herkimer Road
Utica, NY 13502				1,647

Oriskany Branch	Owned	2002
110 River Street
Oriskany, NY 13424				128
(Held for sale)

Slawson St. Storage Facility	Owned	2002
3 Slawson Street
Dolgeville, NY				38

Trust Office	Owned	2002
100 South Main Street
Herkimer, NY				675

Whitesboro Branch	Owned	1997
80 Oriskany Boulevard
Whitesboro, NY 13492				1,680
Total Owned				$ 15,018

		Original	Date of
	Leased or	Year Leased	Lease	Net Book
Location	Owned	or Acquired	Expiration	Value
				(In thousands)
Clinton ATM Facility	Leased	1997	10/13/07
Corner of College St. & Chenango Ave.
Clinton, NY 13323				149

Fayetteville Branch	Leased	2000	4/30/10
6872 E. Genesee Street
Fayetteville, NY 13066				260

Hannaford Branch	Leased	2002	6/30/03
401 East Albany Street
Herkimer, NY				20

Marcy Branch	Leased	2002	7/31/07
Rt 49 Plaza
Marcy, NY				-

New Hartford Shopping Center Branch	Leased	1961	6/30/06
120 Genesee Street
New Hartford, NY 13413				216

North Herkimer Branch	Leased	2002	7/31/04
319 North Main Street
Herkimer, NY				6

Oriskany Airport ATM Facility	Leased	2002	7/5/03
110 River Street
Oriskany, NY				-

Rome Branch	Leased	1997	6/30/07
1919 Black River Boulevard
Rome, NY 13440				8

Washington Mills Branch	Leased	1999	3/31/06
40 Kellogg Road
New Hartford, NY 13413				88
Total Leased				$ 747
				$ 15,765

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiary is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 10, 2002, the Company held a special meeting of stockholders to vote to approve and adopt the Company's Long-Term Equity Compensation Plan. The following summarizes the results of the vote:

For	Against	Abstentions

5,215,845	372,415	199,152

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED

STOCKHOLDER MATTERS

The Company completed its offering of common stock on April 4, 2002. Since that date, the common stock has traded on the Nasdaq National Market under the symbol "PRTR". Prior to April 4, 2002, no established public trading market for the common stock existed. The following table sets forth for the periods indicated the high and low sales price per share of the common stock as reported by The Nasdaq National Market.
			Dividend per
2002	High	Low	Share (1)

1st quarter	N/A	N/A	N/A
2nd quarter	$ 16.00	$ 14.02	$ -
3rd quarter	16.05	13.08	0.05
4th quarter	16.65	13.24	0.05

(1) No dividends were paid on shares held by the MHC, which has waived receipt of its dividends on its common stock. The closing price of the common stock on December 31, 2002 was $15.92. The approximate number of holders of record of the Company's common stock on February 24, 2003 was 1,509.

Restrictions on the Company's ability to pay dividends are discussed in note 14 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Selected Financial Condition Data:
Total assets	$ 1,333,503	$ 983,405	$ 1,017,344	$ 973,362	$ 893,638
Gross loans (1)	809,610	604,205	611,774	578,215	561,481
Allowance for loan losses	10,989	7,934	7,564	9,328	10,150
Securities	345,700	297,685	336,481	313,769	278,510
Goodwill	34,523	-	-	-	-
Other intangible assets	4,461	178	290	413	577
Deposits	855,211	604,969	640,966	636,300	641,352
Borrowings (2)	297,595	262,193	271,899	240,354	160,481
Shareholders' equity	165,437	100,148	89,911	81,624	79,321
Non-performing loans	10,983	9,135	8,917	10,279	15,288
Other real estate owned	3,092	173	180	150	1,076

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except share data)
Selected Operating Data:
Interest income	$ 62,890	$ 68,529	$ 71,261	$ 66,883	$ 68,807
Interest expense	27,626	38,862	42,972	35,022	35,842
Net interest income	35,264	29,667	28,289	31,861	32,965
Provision for loan losses	1,150	1,672	1,097	-	7,510
Net interest income after provision for loan losses	34,114	27,995	27,192	31,861	25,455
Net (loss) gain on sale of securities available-for-sale	(19)	266	-	-	-
Other non-interest income	6,866	6,867	6,822	5,613	5,789
Merger expenses	1,716	-	-	-	-
Contribution expenses	2,268	225	266	303	315
Other non-interest expense	24,747	25,933	25,790	27,444	29,838
Income before income tax expense	12,230	8,970	7,958	9,727	1,091
Income tax expense	3,818	2,329	2,547	3,601	395
Net income	$ 8,412	$ 6,641	$ 5,411	$ 6,126	$ 696
Basic earnings per share (3)	$ 0.45	N/A	N/A	N/A	N/A
Diluted earnings per share (3)	$ 0.45	N/A	N/A	N/A	N/A
Basic weighted average shares outstanding (3)	13,677,898	N/A	N/A	N/A	N/A
Diluted weighted average shares outstanding (3)	13,701,600	N/A	N/A	N/A	N/A

(1)	Loans are shown net of net deferred fees and costs and unearned discounts. Includes loans held for sale.
(2) Includes mortgagors' escrow funds.
(3)	Earnings per share and weighted average shares outstanding are not applicable prior to the conversion of SBU Bank to a
	stock bank on April 3, 2002.

	Year Ended December 31,
	2002	2001	2000	1999	1998

Selected Financial and Other Data: (1)
Performance Ratios:
Return on average assets	0.82%	0.67%	0.54%	0.65%	0.08%
Return on average equity	5.67%	6.85%	6.34%	6.94%	0.88%
Interest rate information:
Yield on assets	6.60%	7.39%	7.62%	7.58%	7.98%
Cost of funds	3.38%	4.59%	4.97%	4.38%	4.54%
Net interest rate spread	3.22%	2.80%	2.65%	3.20%	3.44%
Net interest margin (2)	3.70%	3.20%	3.03%	3.61%	3.82%
Net charge-offs to average loans	0.37%	0.21%	0.48%	0.14%	1.16%
Efficiency ratio (3)	68.96%	72.12%	74.56%	74.11%	77.88%

	December 31,
	2002	2001	2000	1999	1998

Asset Quality Ratios:
Non-performing loans to total loans	1.36%	1.51%	1.46%	1.78%	2.72%
Non-performing assets to total assets	1.06%	0.95%	0.89%	1.07%	1.83%
Allowance for loan losses to non-performing loans	100.05%	86.85%	84.83%	90.75%	66.39%
Allowance for loan losses to total loans	1.37%	1.32%	1.24%	1.61%	1.81%

Equity ratios:
Book value per share	$ 12.04	N/A	N/A	N/A	N/A
Book value per share,
including unallocated ESOP shares	11.65	N/A	N/A	N/A	N/A
Tangible book value per share	9.20	N/A	N/A	N/A	N/A
Tangible book value per share, including
unallocated ESOP shares	8.90	N/A	N/A	N/A	N/A
(1) Averages presented are daily averages.
(2)	Net interest income divided by average earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First

Selected Quarterly Financial Data

Interest income	$ 15,517	$ 15,843	$ 15,821	$ 15,709	$ 16,237	$ 17,045	$ 17,227	$ 18,020
Interest expense	6,299	6,715	7,139	7,473	8,420	9,485	10,069	10,888
Net interest income	9,218	9,128	8,682	8,236	7,817	7,560	7,158	7,132
Provision for loan losses	300	200	350	300	379	650	343	300
Net interest income after provision for loan losses	8,918	8,928	8,332	7,936	7,438	6,910	6,815	6,832
Net (loss) gain on sale of securities available-for-sale	-	-	(19)	-	-	216	-	50
Other non-interest income	1,732	1,998	1,582	1,554	1,591	1,636	2,184	1,456
Merger expenses	1,712	4	-	-	-	-	-	-
Contribution expenses	33	53	2,121	61	90	53	40	42
Other non-interest expense	6,239	6,279	6,166	6,063	6,554	6,981	6,100	6,298
Income before income tax expense	2,666	4,590	1,608	3,366	2,385	1,728	2,859	1,998
Income tax expense	730	1,479	551	1,058	565	516	638	610
Net income	$ 1,936	$ 3,111	$ 1,057	$ 2,308	$ 1,820	$ 1,212	$ 2,221	$ 1,388
Basic earnings per share (1)	$ 0.14	$ 0.23	$ 0.08	N/A	N/A	N/A	N/A	N/A
Diluted earnings per share (1)	$ 0.14	$ 0.23	$ 0.08	N/A	N/A	N/A	N/A	N/A
Basic weighted average shares outstanding (1)	13,589,711	13,730,775	13,713,597	N/A	N/A	N/A	N/A	N/A
Diluted weighted average shares outstanding (1)	13,660,561	13,730,775	13,713,597	N/A	N/A	N/A	N/A	N/A
Net interest margin (2)	3.82%	3.76%	3.59%	3.62%	3.37%	3.25%	3.11%	3.07%
Return on average assets	0.75%	1.20%	0.41%	0.95%	0.73%	0.49%	0.90%	0.56%
Return on average equity	4.57%	7.47%	2.68%	9.11%	7.17%	4.87%	9.24%	6.15%
Efficiency ratio (3)	74.24%	57.70%	81.22%	62.98%	71.36%	77.17%	66.09%	74.10%

(1)	Earnings per share and weighted average shares outstanding are not applicable prior to the conversion to a stock bank on April 3, 2002.

(2)	Net interest income divided by average earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Partners Trust Financial Group, Inc., and its subsidiary, SBU Bank (the "Bank") (combined, the "Company"), during the year ended December 31, 2002 and the preceding two years. The consolidated financial statements and related notes as of December 31, 2002 and 2001, and for each of the years in the three year period ended December 31, 2002 should be read in conjunction with this review.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts and the income earned on our investment in bank-owned life insurance. Our non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgements can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity involved and the material effect that such judgement can have on the results of operations. The Company's policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of this report. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements to obtain a better understanding of how the Company's financial performance is reported.

Average Balance Sheet

The following tables set forth certain information for the years ended December 31, 2002, 2001 and 2000. For the years indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Years Ended December 31,
		2002			2001			2000
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing deposits	$ 33,848	$ 534	1.58%	$ 9,478	$ 274	2.89%	$ 1,164	$ 87	7.47%
Securities (1)	315,357	18,319	5.81%	317,699	20,351	6.41%	346,072	23,468	6.78%
Loans (2)	603,272	44,037	7.30%	599,964	47,904	7.98%	587,472	47,706	8.12%
Total earning assets	952,477	62,890	6.60%	927,141	68,529	7.39%	934,708	71,261	7.62%

Non-earning assets	67,940			65,865			63,693
Total assets	$ 1,020,417			$ 993,006			$ 998,401

Interest bearing liabilities:
Savings accounts	$ 105,590	$ 1,147	1.09%	$ 105,484	$ 1,988	1.88%	$ 123,714	$ 3,479	2.81%
Money market accounts	117,400	1,832	1.56%	113,615	3,618	3.18%	111,546	4,578	4.10%
NOW accounts	57,424	326	0.57%	55,772	549	0.98%	57,187	751	1.31%
Time accounts	277,350	12,054	4.35%	307,377	17,921	5.83%	317,821	18,304	5.76%
Borrowings (3)	260,685	12,267	4.71%	264,389	14,786	5.59%	255,098	15,860	6.22%
Total interest bearing liabilities	818,449	27,626	3.38%	846,637	38,862	4.59%	865,366	42,972	4.97%

Non-interest bearing deposits	39,550			35,105			33,113
Other non-interest bearing liabilities	14,095			14,384			14,631
Total liabilities	872,094			896,126			913,110
Shareholders' equity	148,323			96,880			85,291
Total liabilities and shareholders' equity	$ 1,020,417			$ 993,006			$ 998,401

Net interest income		$ 35,264			$ 29,667			$ 28,289

Net interest rate spread			3.22%			2.80%			2.65%

Net earning assets	$ 134,028			$ 80,504			$ 69,342

Net interest margin			3.70%			3.20%			3.03%

Ratio of earning assets to
interest bearing liabilities	116.38%			109.51%			108.01%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses and net deferred loan fees and costs.
(3) Borrowings include mortgagors' escrow funds.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.
	Year Ended December 31,
	2002 vs. 2001			2001 vs. 2000
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing deposits	$ (172)	$ 432	$ 260	$ (83)	$ 270	$ 187
Securities	(1,883)	(149)	(2,032)	(1,256)	(1,861)	(3,117)
Loans	(4,130)	263	(3,867)	(806)	1,004	198
Total earning assets	(6,185)	546	(5,639)	(2,145)	(587)	(2,732)

Interest bearing liabilities:
Savings accounts	(843)	2	(841)	(1,030)	(461)	(1,491)
Money market accounts	(1,903)	117	(1,786)	(1,044)	84	(960)
NOW accounts	(239)	16	(223)	(183)	(19)	(202)
Time accounts	(4,240)	(1,627)	(5,867)	224	(607)	(383)
Borrowings	(2,315)	(204)	(2,519)	(1,637)	563	(1,074)
Total interest bearing liabilities	(9,540)	(1,696)	(11,236)	(3,670)	(440)	(4,110)

Net interest income	$ 3,355	$ 2,242	$ 5,597	$ 1,525	$ (147)	$ 1,378

See "Comparison of Operating Results for the Years Ended December 31, 2002 and 2001" later in this section for a discussion of changes in net interest income.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

Total assets increased by $350.1 million, or 35.6% to $1.3 billion at December 31, 2002, from $983.4 million at December 31, 2001. The increase primarily reflects the acquisition of Herkimer's assets totaling $366.2 million, and $56.8 million of net proceeds received from the sale of stock in the Company's IPO.

Cash and cash equivalents increased $52.9 million, or 165.1% to $85.0 million at December 31, 2002 from $32.1 million at December 31, 2001. This increase is primarily due to significant prepayments on the Company's securities late in 2002 partially offset by net cash used to acquire Herkimer.

Securities available-for-sale increased $47.8 million, or 16.1% to $344.1 million at December 31, 2002 from $296.3 million at December 31, 2001. This increase is primarily due to the acquisition of $78.4 million in securities available-for-sale from Herkimer, partially offset by redemptions, maturities and principal reductions which were invested in Federal funds sold.

Total loans increased $201.9 million, or 33.5% to $804.6 million at December 31, 2002 compared to $602.6 million at December 31, 2001. This increase is primarily attributable to $191.1 million in loans acquired from Herkimer. Residential real estate loans increased $51.3 million or 13.4%. Commercial real estate loans and commercial loans increased $42.7 million or 33.4% and $24.3 million or 74.8%, respectively. Consumer loans increased $83.7 million or 139.8%. Herkimer's loan portfolio had a higher concentration in commercial real estate, commercial and consumer loans which changed the mix in the Company's resulting portfolio at December 31, 2002. Excluding the impact of Herkimer, the Company's loan portfolio was relatively flat compared to December 31, 2001.

Goodwill and other intangible assets, net increased from December 31, 2001 to December 31, 2002 due to the acquisition of Herkimer. As a result of the acquisition, the Company acquired $34.5 million in goodwill, a $3.8 million core deposit intangible asset and a $207,000 trust relationship intangible asset.

Total deposits increased $250.2 million, or 41.4% to $855.2 million at December 31, 2002 compared to $605.0 million at December 31, 2001. This increase is primarily due to the acquisition of $280.2 million in deposits from Herkimer, partially offset by a $35.9 million decrease in time accounts. The decrease in the Company's existing time accounts is due primarily to the maturity of a $15 million brokered certificate of deposit as well as decreases in other time deposits. The reduction in other time deposits occurred as we implemented our strategy to reduce our time account pricing to offset declining yields on loans and investments. The decline in pricing resulted in rates for our time accounts being less than the rates offered by much of our competition.

Borrowings increased $35.5 million, or 13.9% to $292.0 million at December 31, 2002 from $256.5 million at December 31, 2001. This increase is due to the assumption of $18.5 million in borrowings from Herkimer as well as $20.0 million in new advances used to partially fund the $64.0 million purchase price of Herkimer.

Total shareholders' equity increased $65.3 million primarily due to the Company's sale of stock as part of the mutual holding company reorganization discussed previously.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

General. Net income for the year ended December 31, 2002 was $8.4 million, or $0.45 per share (computed on earnings from the date of the reorganization), which was $1.8 million higher than 2001. The 2002 results were substantially affected by the Bank's reorganization and merger expenses. In connection with the reorganization, the Company contributed 191,928 shares of newly issued stock and $200,000 in cash to the SBU Bank Charitable Foundation, resulting in a one-time charitable contribution expense of $2.1 million, or approximately $1.3 million after income taxes. The Company also incurred $1.7 million in merger expenses related to Herkimer, or approximately $1.0 million after income taxes. The increase in net income from the prior year was primarily due to higher net interest income and a reduction in the provision for loan losses, partially offset by a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense. Return on average assets for the years ended December 31, 2002 and 2001 was 0.82% and 0.67%, respectively. Return on average equity for the years ended December 31, 2002 and 2001 was 5.67% and 6.85%, respectively.

Net Interest Income. Net interest income for the year ended December 31, 2002 totaled $35.3 million, an increase of 18.9% over the $29.7 million for 2001. The net interest spread for the year ended December 31, 2002 was 3.22% compared to 2.80% for 2001. The net interest margin for the years ended December 31, 2002 and 2001 was 3.70% and 3.20%, respectively. The improvement in spread occurred as the Company aggressively managed its funding costs in a downward rate environment beginning in 2001. The weighted average cost of interest bearing liabilities was 3.38% for the year ended December 31, 2002, compared with 4.59% for 2001, a reduction of 121 basis points. This reduction more than offset the 79 basis point reduction in the weighted average yield on earning assets year to year. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 116.38% for the year ended December 31, 2002 compared with 109.51% for 2001. The increase occurred primarily as the growth in our equity, primarily from the IPO, was invested in earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $1.2 million and $1.7 million in the years ended December 31, 2002 and 2001, respectively. The decrease in the provision for loan losses is due to the improvement in the Company's asset quality ratios. Non-performing loans to total loans decreased to 1.36% from 1.51% at December 31, 2002 and 2001, respectively. The allowance for loan losses to non-performing loans and to total loans increased to 100.05% and 1.37%, respectively, from 86.85% and 1.32%, respectively, at December 31, 2002 and 2001, respectively. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. Non-interest income is comprised primarily of fee income derived from bank services and increases in the cash surrender value of bank-owned life insurance. Non-interest income decreased $286,000, or 4.0% to $6.8 million for the year ended December 31, 2002, compared to $7.1 million for 2001. This decrease is primarily due to a $724,000 gain related to a life insurance policy on a deceased employee recognized in 2001. There was no such transaction in 2002. The decrease was partially offset by a $205,000 increase in net gain on sale of loans, caused by an increase in the volume of loans sold.

Non-Interest Expense. Non-interest expense increased $2.6 million, or 9.8% to $28.7 million for the year ended December 31, 2002, compared to $26.2 million for 2001. This increase is primarily due to the contribution of stock and cash to the SBU Bank Charitable Foundation resulting in an expense of $2.1 million, merger expenses of $1.7 million (primarily consisting of systems conversion costs, customer communication, personnel charges, and writedowns on Company properties that are no longer being used), ESOP expense of $765,000 and $161,000 of expense related to the Company's Management Recognition Plan. These increases were partially offset by a $1.5 million decrease in impairment writedowns on land and buildings held for sale.

Income Tax Expense. Income tax expense was $3.8 million on income before taxes of $12.2 million for the year ended December 31, 2002, resulting in an effective tax rate of 31.2% compared to income tax expense of $2.3 million on income before taxes of $9.0 million for 2001, resulting in an effective tax rate of 26.0%. The gain on the life insurance policy discussed under non-interest income was non-taxable, resulting in a lower effective tax rate in the year ended December 31, 2001 compared to 2002.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

General. Net income for the year ended December 31, 2001 was $6.6 million, which was $1.2 million higher than 2000. Increases in net interest income and non-interest income were partially offset by increases in the provision for loan losses and non-interest expenses.

Net Interest Income. Net interest income for 2001 totaled $29.7 million, an increase of 4.9% over the $28.3 million for 2000. The net interest spread for 2001 was 2.80% compared to 2.65% for 2000. The net interest margin for 2001 and 2000 was 3.20% and 3.03%, respectively. The improvement in the net interest margin resulted from the increase in the net interest spread and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities. This ratio was 109.51% for 2001 compared with 108.01% for 2000. The increase occurred as the growth in our equity was invested in earning assets.

Interest income decreased by $2.7 million, which was attributable to a reduction in the yield on earning assets caused primarily by the decline in market interest rates and to a lesser extent by a reduction in the average balance of earning assets. The average balance of earning assets declined $7.6 million, or 0.8%, to $927.1 million in 2001, compared to $934.7 million in 2000. Repayments on securities were used to reduce higher costing funding sources and for increases in federal funds sold and loans. The yield on earning assets for 2001 decreased to 7.39% from 7.62% for 2000. Interest expense decreased by $4.1 million, reflecting the decline in market rates, as well as a decrease in average interest-bearing deposits and borrowings to $846.6 million from $865.4 million. Rates paid on interest-bearing liabilities decreased to 4.59% for 2001 from 4.97% for 2000.

Provision for Loan Losses. We recorded a provision for loan losses of $1.7 million for 2001, compared to $1.1 million in 2000. The increase resulted from weaknesses in our market area reflecting the national economic slowdown. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. Non-interest income increased $311,000, or 4.6% to $7.1 million for 2001 compared to $6.8 million for 2000. The increase is due to a $753,000 increase in income from bank-owned life insurance mainly attributable to the $724,000 excess of a death benefit received on a deceased employee over the cash value of the policy. This increase was partially offset by decreases in service fees and other income.

Non-Interest Expense. Non-interest expense remained essentially unchanged at $26.2 million and $26.1 million for 2001 and 2000, respectively. Excluding a $1.5 million impairment charge recorded on two properties owned by us, non-interest expense for 2001 decreased by 5.5% to $24.6 million. Salaries and employee benefits expense decreased, primarily reflecting the results of our cost containment initiative implemented in February 2001. There were 224 full time equivalent employees at December 31, 2001 compared to 263 a year earlier. All other non-interest expense, consisting of occupancy and equipment, marketing, professional services, technology expense and other expenses, decreased $634,000 or 5.0% primarily as a result of bank-wide efforts to control operating expenses.

Income Tax Expense. Income tax expense was $2.3 million on income before taxes of $9.0 million for 2001, resulting in an effective tax rate of 26.0% compared to income tax expense of $2.5 million on income before taxes of $8.0 million for 2000, resulting in an effective tax rate of 32.0%. The decrease in the effective tax rate primarily reflects the impact of the tax free receipt of the proceeds on bank-owned life insurance in 2001.

Impact of Inflation and Changing Prices

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. Unlike those of most industrial companies, the Company's assets and liabilities are nearly all monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the price of goods and services.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At December 31, 2002, we had $292.0 million in outstanding borrowings.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the year ended December 31, 2002, loan originations totaled $239.3 million. For the year ended December 31, 2001, loan originations totaled $192.7 million. Purchases of securities were $88.2 million for the year ended December 31, 2002, and $42.1 million for the year ended December 31, 2001.

At December 31, 2002, we had loan commitments to borrowers of approximately $106.5 million, and letters of credit of approximately $2.0 million. As previously discussed, total deposits increased $250.2 million during the year ended December 31, 2002, primarily due to the Herkimer acquisition. Total deposits decreased $36.0 million during the year ended December 31, 2001. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $190.1 million at December 31, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a majority of these time deposits will be retained. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

As discussed in note 2 of the consolidated financial statements, the Company completed its acquisition of Herkimer on December 27, 2002. The Company used federal funds sold to fund the $64 million purchase price.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $30 million of our FHLB advances at December 31, 2002 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The first advance totals $10 million, has a rate of 6.15% and matures in October 2003. The second advance totals $20 million, has a rate of 6.31% and matures in August 2005. Given the current interest rate levels, we do not anticipate that these advances will be called in the near term.

At December 31, 2002 both the Bank and SBU Municipal Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at December 31, 2002 was $121.1 million and $98.8 million, respectively, or 9.4% and 7.6% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $64.6 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At December 31, 2002, the Bank's total risk-based capital ratio was 13.5%.

Impact of New Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", as amended by Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the definition of unusual and infrequent as prescribed in APB Opinion No. 30. Additionally, Statement No. 145 amends Statement No. 13, "Accounting for Leases", to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of this statement are effective at various dates in 2002 and 2003 and are not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and represents an obligation to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement in Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable asset (Statement No. 72 goodwill) no longer applies to acquisitions considered to be business combinations under Statement No. 141. The Company does not have any Statement No. 72 goodwill and as a result the adoption of this statement had no impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the new disclosure requirements of SFAS No. 148 as of December 31, 2002, and has provided such disclosures in Note 1 to the consolidated financial statements. The Company does not expect that SFAS No. 148 will have a material impact on its results of operations, as the Company does not currently intend on changing its method of accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has included the disclosures required by FIN No. 45 for its standby letters of credit in Note 14 to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The requirements of FIN No. 46 will not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The following table sets forth the result of our net interest income simulation model as of December 31, 2002.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	48,350	(454)	(0.93)%
Flat	48,804	-	-
+100	48,568	(236)	(0.48)%
+200	48,321	(483)	(0.99)%
+300	47,589	(1,215)	(2.49)%

The above table indicates that as of December 31, 2002 the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 0.99%, or $483,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates across the yield curve, we estimate that we would experience a 0.93%, or $454,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Shareholders

Partners Trust Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York

January 31, 2003

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2002 and 2001
	2002	2001
Assets	(In thousands, except share data)
Cash and due from banks	$ 45,868	$ 19,957
Federal funds sold	39,111	12,100
Cash and cash equivalents	84,979	32,057
Securities available-for-sale, at fair value	344,133	296,302
Securities held-to-maturity (fair value of $1,567 and $1,384 at
December 31, 2002 and 2001, respectively)	1,567	1,383
Federal Home Loan Bank of New York ("FHLB") stock	12,350	11,350
Loans held for sale	5,054	1,580
Loans receivable	804,556	602,625
Less: Allowance for loan losses	(10,989)	(7,934)
Net loans receivable	793,567	594,691
Premises and equipment, net	14,511	11,751
Land and buildings held for sale	3,397	3,551
Accrued interest receivable	5,973	4,537
Bank-owned life insurance	22,826	21,534
Other real estate owned	3,092	173
Goodwill	34,523	-
Other intangible assets, net	4,461	178
Other assets	3,070	4,318
Total Assets	$ 1,333,503	$ 983,405

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 103,935	$ 36,595
Interest bearing	751,276	568,374
Total deposits	855,211	604,969
Borrowings	291,971	256,452
Mortgagors' escrow funds	5,624	5,741
Other liabilities	15,260	16,095
Total liabilities	1,168,066	883,257

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized,
none issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,216,875 shares issued at December 31, 2002	1,422	-
Additional paid-in capital	62,683	-
Retained earnings	103,593	96,373
Accumulated other comprehensive income	5,575	3,775
Treasury stock (12,796 shares at December 31, 2002)	(170)	-
Unallocated ESOP shares (460,627 shares at December 31, 2002)	(4,606)	-
Unearned restricted stock awards	(3,060)	-
Total shareholders' equity	165,437	100,148
Total Liabilities and Shareholders' Equity	$ 1,333,503	$ 983,405

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 44,037	$ 47,904	$ 47,706
Federal funds sold and interest bearing deposits	534	274	87
Securities	18,319	20,351	23,468
Total interest income	62,890	68,529	71,261

Interest expense:
Deposits:
Savings accounts	1,147	1,988	3,479
Money market accounts	1,832	3,618	4,578
Time accounts	12,054	17,921	18,304
NOW accounts	326	549	751
	15,359	24,076	27,112
Borrowings:
Repurchase agreements	639	2,862	7,362
FHLB advances	11,471	11,771	8,334
Mortgagors' escrow funds	157	153	164
	12,267	14,786	15,860
Total interest expense	27,626	38,862	42,972
Net interest income	35,264	29,667	28,289
Provision for loan losses	1,150	1,672	1,097
Net interest income after provision for loan losses	34,114	27,995	27,192

Non-interest income:
Service fees	4,066	3,977	4,082
Income from bank-owned life insurance	1,292	2,030	1,277
Net (loss) gain on sale of securities available-for-sale	(19)	266	-
Net gain on sale of loans	467	262	165
Other income	1,041	598	1,298
Total non-interest income	6,847	7,133	6,822

Non-interest expense:
Salaries and employee benefits	13,231	12,537	13,340
Occupancy and equipment expense	2,699	3,020	3,010
Writedown of land and buildings held for sale	34	1,539	-
Marketing expense	1,064	918	1,174
Professional services	1,589	1,651	1,956
Technology expense	2,147	2,450	2,688
Contribution expense	2,268	225	266
Merger expenses	1,716	-	-
Other expense	3,983	3,818	3,622
Total non-interest expense	28,731	26,158	26,056
Income before income tax expense	12,230	8,970	7,958
Income tax expense	3,818	2,329	2,547
Net income	$ 8,412	$ 6,641	$ 5,411

Basic and diluted earnings per share from date of
stock offering	$ 0.45	N/A	N/A

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2002, 2001 and 2000
					Accumulated			Unearned
		Additional			Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)
Balance at December 31, 1999	$ -	$ -	$ 84,321	$ -	$ (2,697)	$ -	$ -	$ -	$81,624
Net income	-	-	5,411	5,411	-	-	-	-	5,411
Other comprehensive income, net of tax:
Increase in unrealized holding gains arising during the year (pre-tax $4,793)	-	-	-	2,876	2,876	-	-	-	2,876
Comprehensive income				$ 8,287
Balance at December 31, 2000	-	-	89,732		179	-	-	-	89,911
Net income	-	-	6,641	6,641	-	-	-	-	6,641
Other comprehensive income, net of tax:
Increase in unrealized holding gains arising during the year (pre-tax $6,259)	-	-	-	3,755	-	-	-	-	-
Reclassification adjustment for net gains on sales of available-for-sale
securities realized in net income (pre-tax ($266))	-	-	-	(159)	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	3,596	3,596	-	-	-	3,596
Comprehensive income				$ 10,237
Balance at December 31, 2001	-	-	96,373		3,775	-	-	-	100,148
Net income	-	-	8,412	8,412	-	-	-	-	8,412
Other comprehensive income, net of tax:
Increase in unrealized holding gains arising during the year (pre-tax $2,982)	-	-	-	1,789	-	-	-	-	-
Reclassification adjustment for net loss on sales of available-for-sale
securities realized in net income (pre-tax $19)	-	-	-	11	-	-	-	-	-
Other comprehensive income, net of tax	-	-	-	1,800	1,800	-	-	-	1,800
Comprehensive income				$ 10,212
Cash dividends ($0.10 per minority share)	-	-	(608)		-	-	-	-	(608)
Net proceeds from sale of common stock in initial public offering
(6,397,594 shares), net of offering costs of $2,043	640	61,293	-		-	-	-	-	61,933
Initial capital contribution and issuance of shares to Partners Trust,
MHC (7,627,353 shares)	763	(763)	(100)		-	-	-	-	(100)
Charitable contribution of common stock to the SBU Bank Charitable
Foundation (191,928 shares)	19	1,900	-		-	-	-	-	1,919
Common stock acquired by ESOP (511,808 shares)	-	-	-		-	-	(5,118)	-	(5,118)
ESOP shares allocated (51,181 shares)	-	253	-		-	-	512	-	765
Purchase of treasury stock (255,904 shares)	-	-	-		-	(3,875)	-	-	(3,875)
Stock awarded under the Management Recognition Plan (255,903 shares)	-	-	(484)		-	3,875	-	(3,391)	-
Stock forfeited under the Management Recognition Plan (12,795 shares)	-	-	-		-	(170)	-	170	-
Amortization of unearned restricted stock awards	-	-	-		-	-	-	161	161
Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593		$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$165,437

See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands)
Operating activities
Net income	$ 8,412	$ 6,641	$ 5,411
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,150	1,672	1,097
Depreciation and amortization	2,028	2,512	2,647
Income from bank-owned life insurance	(1,292)	(2,030)	(1,277)
Deferred tax expense (benefit)	301	(1,373)	625
Net discount accretion on securities	(884)	(504)	(318)
Gain on sale of other real estate owned, net	(42)	(151)	(92)
Proceeds from sales of loans held for sale	28,784	21,118	19,931
Loans originated for sale	(27,908)	(20,856)	(19,766)
Gain on sale of loans, net	(467)	(262)	(165)
Writedown of land and buildings held for sale, net	34	1,539	-
Loss on disposal of equipment	47	71	103
Net loss (gain) on sale of securities available-for-sale	19	(266)	-
Contribution of stock to SBU Bank Charitable Foundation	1,919	-	-
ESOP expense	765	-	-
Management Recognition Plan expense	161	-	-
Decrease (increase) in accrued interest receivable	312	1,248	(584)
Net change in other assets and other liabilities	10,950	3,608	(435)
Net cash provided by operating activities	24,289	12,967	7,177

Investing activities:
Net cash used in acquisition activities	(27,272)	-	-
Purchases of securities held-to-maturity	(298)	(556)	(26,120)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	256	455	12,982
Purchases of securities available-for-sale	(87,900)	(41,527)	(19,918)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	121,059	59,186	15,455
Proceeds from sales of securities available-for-sale	1,301	28,001	-
Purchases of FHLB stock	(1,000)	(5,020)	(345)
Redemptions of FHLB stock	-	1,410	-
Proceeds from bank-owned life insurance	-	1,951	-
Net loans (made to) repaid by customers	(16,158)	5,937	(36,687)
Purchases of premises and equipment	(932)	(2,477)	(1,991)
Proceeds from sale of equipment	61	-	-
Proceeds from sale of land and buildings held for sale	472	-	-
Proceeds from sales of other real estate owned	502	488	329
Net cash (used in) provided by investing activities	(9,909)	47,848	(56,295)

See accompanying notes to consolidated financial statements.

			(continued)
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands)
Financing activities:
Net (decrease) increase in deposits	$ (29,943)	$ (35,997)	$ 4,666
Net (decrease) increase in mortgagors' escrow funds	(721)	(40)	26
Proceeds from FHLB advances	108,500	147,000	75,000
Repayment of FHLB advances	(88,500)	(65,000)	(80,000)
Net (decrease) increase in repurchase agreements	(3,026)	(91,666)	36,519
Cash dividends	(608)	-	-
Net proceeds from sale of common stock	61,933	-	-
Loan to ESOP for the purchase of common stock	(5,118)	-	-
Capitalization of Partners Trust, MHC	(100)	-	-
Purchase of treasury stock	(3,875)	-	-
Net cash provided by (used in) financing activities	38,542	(45,703)	36,211
Net increase (decrease) in cash and cash equivalents	52,922	15,112	(12,907)
Cash and cash equivalents at beginning of year	32,057	16,945	29,852
Cash and cash equivalents at end of year	$ 84,979	$ 32,057	$ 16,945

Supplemental disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$ 28,604	$ 40,013	$ 41,784
Income taxes	5,772	2,520	2,287

Non-cash investing and financing activity:
Transfer of loans to other real estate owned	3,380	330	267
Transfer of securities from held-to-maturity to
available-for-sale upon adoption of SFAS No. 133
(fair value of $168,156 on date of transfer)	-	166,490	-
Transfer of premises and equipment to land
and buildings held for sale	224	5,218	-

Acquisition activity:
Fair value of non-cash assets acquired	328,468	-	-
Fair value of liabilities assumed	301,196	-	-

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

Nature of Operations

Partners Trust Financial Group, Inc. (the "Company") began operations on April 3, 2002 upon the conversion of SBU Bank (the "Bank") from a mutual savings bank to a stock savings bank and the completion of the Company's initial public offering ("IPO"). Upon consummation of the conversion on April 3, 2002, the Company became the holding company for the Bank. The Company utilized $31.0 million of the proceeds received in the IPO to purchase all of the outstanding common stock of the Bank.

On April 3, 2002, under the Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Plan") approved by the Bank's depositors at a Special Meeting held on March 28, 2002, the Bank completed its reorganization whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of the Company, which is a mid-tier stock holding company and a majority-owned subsidiary of Partners Trust, MHC (the "MHC"), a mutual holding company. In connection with the reorganization, the Company sold 6,397,594 shares of common stock at a price of $10.00 per share to the Bank's eligible depositors and to the Company's Employee Stock Ownership Plan ("ESOP"), and issued 7,627,353 shares to the MHC. In addition, 191,928 shares were contributed to the SBU Bank Charitable Foundation, in addition to $200,000 in cash. The shares sold to the ESOP were funded by a loan from the Company. At December 31, 2002, the MHC owned 7,627,353 shares (or 53.7%) of the outstanding common shares of the Company, with the remaining 6,576,726 shares (or 46.3%) owned by other shareholders.

Effective February 8, 2002, the Bank was chartered by the Office of Thrift Supervision ("OTS") as a mutual institution. Prior to February 8, 2002, the Bank was a New York State-chartered mutual savings bank. The Bank provides retail and commercial banking services to individual and business customers in Oneida and surrounding counties in New York State. The Bank has three active wholly-owned subsidiaries: SBU Municipal Bank, which is a limited purpose commercial bank which accepts deposits of municipalities in the Company's market area; 233 Genesee Street Corp., which operates certain cash management, investment, and treasury functions for the Bank; and SBU Investment Services, which provides financial services, such as annuity and mutual fund sales, to the Bank's customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits (with an original maturity of three months or less) and federal funds sold. Generally, federal funds are sold for one-day periods.

Securities

The Company classifies its securities as held-to-maturity or available-for-sale at the time of purchase. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for premiums and discounts. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. None of the Company's securities have been classified as trading securities.

1. Summary of Significant Accounting Policies (Continued)

Securities (Continued)

Purchases and sales of securities are recorded as of the trade date. Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity, estimated life, or earliest call date of the related security. Gains and losses on securities sold are computed based on specific identification.

Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank of New York ("FHLB"), the Company is required to hold stock in the FHLB. FHLB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the FHLB at cost.

Securities Sold Under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase ("repurchase agreements"). The Company transfers the underlying securities to a third party custodian's account that explicitly recognizes the Company's interest in the securities. Provided the Company maintains effective control over the transferred securities, repurchase agreements are accounted for as borrowings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The securities underlying the agreements continue to be carried in the Company's securities portfolio.

Loans

Loans are reported at their outstanding principal balance net of charge-offs, the allowance for loan losses, net deferred loan fees and costs on originated loans, and unamortized premiums or discounts on purchased loans.

Nonrefundable loan origination fees and related direct costs are netted, and the net amount is deferred and amortized over the contractual life of the loan using the interest method, which results in a constant effective yield over the loan term.

Allowance for Loan Losses

The allowance for loan losses is periodically evaluated by the Company in order to maintain the allowance at a level which represents management's estimate of all known and inherent losses in the loan portfolio at the balance sheet date. Management's evaluation of the allowance is based on the Company's past loan loss experience, known and inherent losses in the loan portfolio, adverse circumstances that may affect the ability of the borrower to repay, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Smaller balance, homogeneous loans which are collectively evaluated for impairment, such as residential real estate and consumer loans, as well as commercial real estate and commercial loans less than $250,000, are specifically excluded from the classification of impaired loans. Impairment is measured based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of collateral. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

1. Summary of Significant Accounting Policies (Continued)

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of the loan.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is uncertain, any payments received are generally used to reduce the principal balance. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Interest collections in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Loans Held for Sale and Mortgage Servicing Rights

The Company sells certain residential real estate loans in the secondary market. The Company may retain the right to service the loan, or may sell the loan servicing released. The Company makes the determination of whether or not to identify a loan as held for sale at the time the application is received from the borrower. In addition, from time to time the Company may transfer loans from the loan portfolio to held for sale for asset/liability management purposes or to provide additional liquidity. Loans held for sale are regularly evaluated on an aggregate basis to determine if fair value is less than carrying value. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2002 or 2001. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

Originated mortgage servicing rights are recorded at their fair value at the time a loan is sold and servicing rights are retained. Originated mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost to service the loan, the discount rate, float value, an inflation rate, ancillary income per loan and prepayment speeds. The carrying value of originated mortgage servicing rights is periodically evaluated for impairment using current market assumptions.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is generally computed by the straight-line method over the estimated useful life of each type of asset (generally 5 to 40 years for buildings and 3 to 5 years for furniture and equipment). Leasehold improvements are stated at cost less an allowance for amortization, which is computed by the straight-line method over the shorter of the term of the related lease or the estimated useful life of the asset. Maintenance and repairs are charged to operating expense as incurred.

Bank-Owned Life Insurance

Bank-owned life insurance is carried at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance costs, is recorded as non-interest income.

1. Summary of Significant Accounting Policies (Continued)

Other Real Estate Owned

Other real estate owned, representing properties acquired in settlement of loans, is recorded on an individual asset basis at the lower of the recorded investment in the loan or the fair value of the asset acquired less an estimate of the costs to sell the property. At the time of foreclosure, the excess, if any, of the recorded investment in the loan over the fair value of the property received is charged to the allowance for loan losses. Subsequent declines in the value of such property and net operating expenses of such properties are charged directly to non-interest expenses.

The recognition of gains and losses from the sale of other real estate owned is dependent on a number of factors relating to the nature of the property sold, terms of the sale, and the future involvement of the Company in the property sold. If a real estate transaction does not meet certain down payment and loan amortization requirements, gain recognition is deferred and recognized under an alternative method.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for under the purchase method of accounting for business combinations. Goodwill is not being amortized, but is required to be tested for impairment at least annually. The core deposit intangible and trust relationship intangible are being amortized over a seven year period using an accelerated method. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable, and deferred taxes which are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Deferred tax assets are recognized subject to management's judgment that those assets will more likely than not be realized. A valuation allowance is recognized if, based on an analysis of available evidence, management believes that all or a portion of the deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Employee Benefit Costs

The Company maintains a non-contributory pension plan covering substantially all employees that met eligibility requirements prior to November 1, 2002, and a supplemental retirement plan for an executive. The cost of these plans, based on actuarial computations of current and future benefits, is charged to current operating expenses. The Company also provides certain post-retirement medical, dental and life insurance benefits to substantially all employees and retirees that met eligibility requirements prior to November 1, 2002. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as eligible employees perform services to earn the benefits.

Stock-Based Compensation

Compensation expense is recognized for the Company's Employee Stock Ownership Plan ("ESOP") equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to shareholders' equity (additional paid-in-capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of shareholders' equity.

1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

The Company accounts for stock options granted under its Long-Term Equity Compensation Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made in 2002: dividend yield of 1.52%, expected volatility of 25.0%, risk-free interest rate of 2.67%, and expected life of 5 years. The estimated weighted-average fair value of the options granted in October 2002 was $2.97 per option.

Pro forma disclosures for the year ended December 31, 2002, utilizing the estimated fair value of the options granted, is as follows (dollars in thousands):

2002
Net income, as reported	$ 8,412
Deduct: Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(64)
Pro forma net income	$ 8,348
Basic earnings per share:
As reported	$ 0.45
Pro forma	$ 0.44
Diluted earnings per share:
As reported	$ 0.45
Pro forma	$ 0.44

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the year ended December 31, 2002 should not be considered representative of the pro forma effects on reported net income and earnings per share for future years. Additional information regarding the Company's stock options is located in note 11.

Restricted stock awards granted under the Long-Term Equity Compensation Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period of the awards.

Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method. Prior to April 3, 2002, earnings per share are not applicable as there were no shares outstanding. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding for either the basic or diluted earnings per share calculations.

1. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by the Company have included interest rate floor and cap agreements. The Company is an end-user of derivative instruments and does not conduct trading activities for derivatives.

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings.

During 2000, the Company entered into three interest rate cap agreements, which expired at various dates through 2002. The cap agreements were entered into as a hedge against the exposure to rising interest rates on the Company's borrowings. The cap agreements required the counterparty to pay the Company, at specified dates, the amount, if any, by which the underlying index rate rose above the agreed-upon cap of 7.00%, applied to a notional principal amount totaling $80.0 million. There were no payments received under the cap agreements. Prior to the adoption of SFAS No. 133, the amounts paid for the cap agreements were being amortized to expense on a straight-line basis over the lives of the respective agreements.

Upon the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded the cap agreements at estimated fair value. The impact to the Company's consolidated financial statements was not significant and therefore the impact has not been presented as the cumulative effect of a change in accounting principle in the consolidated statement of income for the year ended December 31, 2001. As permitted by SFAS No. 133, as of January 1, 2001, the Company transferred securities classified as held-to-maturity with an amortized cost of approximately $166.5 million and a fair value of approximately $168.2 million to securities classified as available-for-sale.

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains and losses on securities available-for-sale, net of taxes. The Company reports comprehensive income in the statement of changes in shareholders' equity.

Segment Reporting

The Company operates as one segment. Its operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the geographical regions of Oneida, Herkimer and Onondaga counties of New York. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Reclassifications

Reclassifications are made to prior years' consolidated financial statements when necessary to conform to the current year's presentation.

2. Business Combination

On December 27, 2002, the Company completed the acquisition of Herkimer Trust Corporation, Inc. ("Herkimer"), a bank holding company headquartered in Little Falls, New York. Herkimer operated 12 branches in the Mohawk Valley region of New York State. The Company paid $64.0 million in cash in exchange for the Herkimer shares outstanding at the time of acquisition, as well as $1.1 million in direct acquisition costs.

The transaction has been accounted for using the purchase method of accounting and, accordingly, operations acquired from Herkimer have been included in the Company's financial results since the acquisition date. The assets acquired and liabilities assumed from Herkimer were recorded at their estimated fair values. In connection with the acquisition, the Company recorded approximately $34.5 million of nondeductible goodwill, $3.8 million of core deposit intangible, and $207,000 of trust relationship intangible. The goodwill will not be amortized, but will be evaluated at least annually for impairment. The core deposit intangible and the trust relationship intangible are being amortized over seven years using an accelerated method.

Amortization expense for the core deposit and trust relationship intangibles for the next five years is estimated as follows (in thousands):

	Core Deposit	Trust Relationship
	Intangible	Intangible
2003	$ 960	$ 52
2004	823	44
2005	686	37
2006	548	30
2007	411	22

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the Herkimer acquisition:

At December 27, 2002 (dollars in thousands)

Cash and cash equivalents	$ 37,781
Securities available-for-sale	78,425
Loans receivable, net of allowance for loan losses and loans held for sale	191,131
Premises and equipment	4,316
Goodwill	34,523
Core deposit intangible	3,839
Trust relationship intangible	207
Other assets	16,027
Total assets acquired	366,249
Deposits and escrow accounts	280,789
Borrowings	18,545
Other liabilities	1,862
Total liabilities assumed	301,196
Net assets acquired	$ 65,053

In connection with the integration of Herkimer's operations, the Company incurred $1.7 million of merger expenses. These expenses primarily consisted of systems conversion costs, customer communication, personnel charges, and writedowns on Company properties that are no longer being used.

2. Business Combination (Continued)

Presented below is certain unaudited pro forma information for the years ended December 31, 2002 and 2001, as if Herkimer had been acquired on January 1, 2001. These results combine the historical results of Herkimer into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the merger, which are not reflected in the pro forma amounts presented.

(in thousands, except per share data)	For the Years Ended
	December 31,
	2002	2001
Net interest income	$ 47,741	$ 41,141
Provision for loan losses	(3,418)	(2,512)
Non-interest income	9,778	10,070
Non-interest expense	(43,597)	(40,101)
Income tax expense	(3,120)	(1,656)
Net income	$ 7,384	$ 6,942
Basic and diluted earnings per share	$ 0.37	N/A

Earnings per share are not applicable prior to the conversion to a stock bank on April 3, 2002.

3.Securities

The amortized cost and estimated fair value of securities are summarized as follows (in thousands):

	December 31, 2002
	Amortized	Gross Unrealized		Esimated
	Cost	Gains	Losses	Fair Value
Held-to-maturity:
Other securities	$ 1,567	$ -	$ -	$ 1,567
Total held-to-maturity	$ 1,567	$ -	$ -	$ 1,567

Available-for-sale:
U.S. Treasury and obligations of
U.S. government corporations
and agencies	$ 79,703	$ 2,167	$ -	$ 81,870
Municipal obligations	28,462	3	-	28,465
Corporate debt securities	15,915	262	-	16,177
Fannie Mae preferred stock	10,000	-	534	9,466
Collateralized mortgage obligations	73,159	1,210	-	74,369
Other mortgage-backed securities	127,602	6,184	-	133,786
Total available-for-sale	$ 334,841	$ 9,826	$ 534	$ 344,133

3. Securities (Continued)

	December 31, 2001
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Held-to-maturity:
Other securities	$ 1,383	$ 1	$ -	$ 1,384
Total held-to-maturity	$ 1,383	1	-	$ 1,384

Available-for-sale:
U.S. Treasury and obligations of
U.S. government corporations
and agencies	$ 59,388	$ 1,909	$ 56	$ 61,241
Corporate debt securities	981	45	-	1,026
Fannie Mae preferred stock	10,003	-	207	9,796
Other securities	1,303	-	19	1,284
Collateralized mortgage obligations	98,136	2,237	38	100,335
Other mortgage-backed securities	120,200	2,601	181	122,620
Total available-for-sale	$ 290,011	$ 6,792	$ 501	$ 296,302

Privately issued collateralized mortgage obligations totaled $14.8 million and $19.4 million at December 31, 2002 and 2001, respectively. These bonds were AAA rated at each date. All other mortgage-backed securities and collateralized mortgage obligations at December 31, 2002 and 2001, were backed by either Fannie Mae, Freddie Mac or Ginnie Mae.

The amortized cost and estimated fair value of debt securities (in thousands) at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$ 20,862	$ 21,076
Due after one year through five years	70,518	72,696
Due after five years through ten years	10,171	10,211
Due after ten years	22,529	22,529
	124,080	126,512
Mortgage-backed securities and collateralized
mortgage obligations	200,761	208,155
Total	$ 324,841	$ 334,667

During the year ended December 31, 2002, the Company realized gross gains of $13,000 and gross losses of $32,000 related to the sales of securities available-for-sale. During the year ended December 31, 2001, the Company realized gross gains of $335,000 and gross losses of $69,000. There were no sales of securities during 2000.

Securities at December 31, 2002 and 2001 include approximately $127.8 million and $82.5 million, respectively, of securities which are pledged under depository agreements, treasury, tax and loan accounts, and other collateral agreements, including repurchase agreements.

4. Loans Receivable

The components of loans receivable at the dates indicated are as follows (in thousands):

	December 31,
	2002	2001

One-to-four family real estate	$ 434,312	$ 383,014
Commercial real estate	170,430	127,750
Commercial	56,785	32,477
Consumer, including home equity loans	143,471	59,821
Total loans receivable	804,998	603,062

Less:
Net deferred loan fees and costs	442	437
Allowance for loan losses	10,989	7,934
Net loans receivable	$ 793,567	$ 594,691

The Company grants commercial, consumer and residential loans primarily throughout Oneida, Herkimer and Onondaga Counties in New York State. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the employment and economic conditions within these counties.

At December 31, 2002 and 2001, loans to Company officers were not significant.

At December 31, 2002 and 2001, impaired loans totaled approximately $2.0 million and $4.9 million, respectively. The corresponding valuation allowance on these impaired loans totaled approximately $1.0 million and $550,000 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in impaired loans was approximately $4.3 million, $1.7 million and $3.9 million, respectively. No interest income was recognized on impaired loans while such loans were considered impaired during the years ended December 31, 2002, 2001 or 2000.

The amount of loans on which the Company has ceased accruing interest totaled approximately $10.5 million, $8.8 million and $5.8 million at December 31, 2002, 2001 and 2000, respectively. The amount of interest not recorded on these nonaccrual loans was approximately $200,000, $309,000 and $443,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Changes in the allowance for loan losses for the years indicated are as follows (in thousands):

	2002	2001	2000

Balance at beginning of year	$ 7,934	$ 7,564	$ 9,328
Charge-offs	(3,097)	(2,767)	(3,612)
Recoveries	830	1,465	751
Provision for loan losses	1,150	1,672	1,097
Allowance acquired	4,172	-	-
Balance at end of year	$ 10,989	$ 7,934	$ 7,564

At December 31, 2002 and 2001, mortgage servicing rights, included in other intangible assets, amounted to approximately $238,000 and $178,000, respectively.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others was approximately $187.7 million, $212.6 million, and $232.6 million at December 31, 2002, 2001 and 2000, respectively.

Custodial escrow balances included in demand deposits were approximately $3.0 million and $4.0 million at December 31, 2002 and 2001, respectively.

5. Premises and Equipment

Premises and equipment at cost less accumulated depreciation and amortization at the dates indicated are as follows (in thousands):

	December 31,
	2002	2001

Land	$ 3,073	$ 2,482
Buildings	14,167	11,664
Leasehold improvements	2,108	2,038
Furniture, fixtures and equipment	9,443	9,600
Computer software purchased	2,348	2,124
Construction in progress	47	18
Total cost	31,186	27,926
Less: Accumulated depreciation and amortization	(16,675)	(16,175)
	$ 14,511	$ 11,751

Depreciation and amortization expense was approximately $2.0 million, $2.5 million and $2.6 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

6. Land and Buildings Held for Sale

In connection with the acquisition of Herkimer, the Company decided to close certain branches due to the close proximity to other branches. Three of these branch buildings were owned and thus were considered held for sale at December 31, 2002. The net book value of $352,000 approximated the estimated fair value. Depreciation expense was discontinued on these properties effective December 31, 2002.

During 2001, the Company recorded an impairment charge of $1.5 million on two buildings it was seeking to sell. The charge reduced the recorded net book value of the properties to their estimated net fair value, which was $3.6 million at December 31, 2001. The net fair value of the properties was estimated by the Company's in-house appraiser in consultation with a commercial real estate broker. One property is an office building that previously housed several operations functions of the Company. As the Company does not expect to need the space for future operations, it was decided to list the property for sale with a commercial real estate broker. Depreciation expense was discontinued on this property in 2001. An additional impairment charge of $170,000 was recorded during 2002 based on management's reassessment of the estimated fair value. The second property was a former branch location that was consolidated into a new branch office less than a mile away. This property was sold in 2002 and a net gain of $136,000 was recognized.

7. Accrued Interest Receivable

Accrued interest receivable at the dates indicated consists of the following (in thousands):

	December 31,
	2002	2001

Loans	$ 3,338	$ 2,744
Securities	2,635	1,793
Total accrued interest receivable	$ 5,973	$ 4,537

8. Deposits

Deposits consisted of the following at the dates indicated (in thousands):

	December 31,
	2002	2001

Savings accounts	$ 169,902	$ 102,524
Money market accounts	164,435	117,364
Time accounts	328,806	291,707
Demand deposits and NOW accounts	192,068	93,374
Total deposits	$ 855,211	$ 604,969

The maturity of time accounts at December 31, 2002 follows (dollars in thousands):

	December 31, 2002
Maturity	Amount	Percent

One year or less	$ 190,062	57.8%
Over one year to three years	105,270	32.0%
Over three years	33,474	10.2%
Total time accounts	$ 328,806	100.0%

The aggregate amount of time accounts $100,000 or greater was approximately $55.5 million and $48.4 million at December 31, 2002 and 2001, respectively. Deposit amounts in excess of $100,000 are not federally insured.

9. Borrowings

The following is a summary of borrowings at the dates indicated (in thousands):

	December 31,
	2002	2001

Repurchase agreements	$ 44,971	$ 29,452
Federal Home Loan Bank term advances	247,000	227,000
Total borrowings	$ 291,971	$ 256,452

9. Borrowings (Continued)

The following table sets forth certain information with respect to repurchase agreements at and for the years indicated (dollars in thousands):

	December 31,
	2002	2001	2000

Maximum month-end balance	$ 44,971	$ 62,657	$ 118,392
Average balance during period	28,028	49,835	110,758
Weighted average interest rate at end of period	1.73%	2.63%	6.60%
Weighted average interest rate during period	2.28%	5.74%	6.65%

Repurchase agreements outstanding at December 31, 2002 are at interest rates ranging from 0.87% to 7.25%, and were at interest rates ranging from 1.92% to 7.25% at December 31, 2001. At December 31, 2002 and 2001, securities pledged under repurchase agreements approximated $47.0 million and $42.1 million, respectively.

As of the dates indicated, principal balances of FHLB term advances mature as follows (dollars in thousands):

	Average		Average
	Rate	Amount	Rate	Amount
Maturing
2002			4.73%	$ 88,500
2003	5.32%	$ 98,500	5.32%	98,500
2004	2.91%	33,500	4.76%	10,000
2005	5.03%	50,000	5.97%	30,000
2006	4.50%	40,000		-
2007	3.76%	25,000		-
Total FHLB term advances	4.64%	$ 247,000	5.15%	$ 227,000

Two of the Company's fixed-rate term FHLB advances totaling $30.0 million at both December 31, 2002 and 2001, are callable quarterly. If called, the Company has the option to reprice the advance at the then-current FHLB rates, or repay the advance. The first advance for $10.0 million has a rate of 6.15% and matures in October 2003. The second advance for $20.0 million has a rate of 6.31% and matures in August 2005.

The Company had available $277.0 million and $295.8 million in borrowing capacity with the FHLB (subject to limitations) at December 31, 2002 and 2001, respectively, of which approximately $247.0 million and $227.0 million, respectively, was outstanding. FHLB advances are collateralized by certain mortgage loans, mortgage-backed securities, and other securities under a blanket pledge agreement with the FHLB.

10. Employee Benefits

The Company has a noncontributory pension plan covering substantially all employees. Under the Plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for Federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of fixed income and equity mutual funds. Effective November 1, 2002, the Company froze all pension benefit accruals and participation in the Plan. The Company uses a measurement date of October 1 for purposes of accounting for the Plan, and therefore the impact of the curtailment was not reflected in the calculation of the projected benefit obligation as of October 1, 2002. Any curtailment gain or loss will be recorded in the first quarter of 2003. The Company also provides postretirement medical and life insurance benefits to eligible retirees. The costs of these benefits are accrued over the employment period of the active employees. The postretirement benefit plan is unfunded. Participation in this plan is limited to personnel meeting eligibility requirements prior to November 1, 2002. No additional employees will become eligible for benefits subsequent to that date.

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the plans at December 31 (using a measurement date of October 1) (in thousands):

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at
beginning of year	$ 9,636	$ 9,183	$ 3,400	$ 3,779
Service cost	272	306	44	60
Interest cost	665	715	202	234
Amendments	-	-	-	348
Actuarial loss (gain)	181	250	(253)	(803)
Benefits paid	(792)	(818)	(233)	(218)
Benefit obligation at
end of year	$ 9,962	$ 9,636	$ 3,160	$ 3,400

Change in plan assets:
Fair value of plan assets
at beginning of year	$ 10,870	$ 13,574	$ -	$ -
Actual loss on plan assets	(1,283)	(1,886)	-	-
Employer contributions	-	-	233	218
Benefits paid	(792)	(818)	(233)	(218)
Fair value of plan assets
at end of year	$ 8,795	$ 10,870	$ -	$ -

Components of accrued benefit cost:
Funded (unfunded) status	$ (1,167)	$ 1,234	$ (3,160)	$ (3,400)
Unrecognized prior service cost	54	61	285	306
Unrecognized actuarial loss (gain)	1,405	(1,303)	(1,350)	(1,185)
Prepaid (accrued) benefit cost	$ 292	$ (8)	$ (4,225)	$ (4,279)

10. Employee Benefits (Continued)

The composition of the net periodic benefit plan (credit) cost for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000

Service cost	$ 272	$ 306	$ 348	$ 44	$ 60	$ 93
Interest cost	665	715	729	202	234	265
Amortization of unrecognized actuarial gain	(151)	(247)	(149)	(88)	(60)	(5)
Amortization of unrecognized
prior service cost (credit)	7	7	7	21	21	(8)
Expected return on plan assets	(1,093)	(1,149)	(954)	-	-	-
Net periodic benefit plan
(credit) cost	$ (300)	$ (368)	$ (19)	$ 179	$ 255	$ 345

Unrecognized net actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets are amortized over the average remaining service period of active plan participants.

The following weighted-average assumptions were used in accounting for these plans:

	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7.25%	8.00%	6.75%	7.25%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%	5.50%

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. This rate was assumed to decrease gradually to 4.5% by 2008 and remain at that level thereafter.

The Company also maintains a defined contribution employee savings 401(k) plan. Company contributions associated with the plan amounted to approximately $214,000, $224,000 and $247,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In June 2001, the Company entered into an Executive Supplemental Retirement Income Agreement (the "SERP") with the Chief Executive Officer (the "CEO"). Under the terms of the SERP, upon the CEO's retirement on or after attainment of age 65, the CEO will be entitled to an annual supplemental retirement income benefit equal to 60% of his average annual base salary, payable in monthly installments over 15 years. The SERP also contains provisions regarding the benefits payable to the CEO or his beneficiary in the event of early retirement, disability, death or a change in control of the Company. The Company has also entered into an endorsement split dollar agreement for the benefit of the CEO, under which the Company purchased life insurance to provide death benefits to the CEO's beneficiary until the CEO has a vested interest in death benefits under the SERP (i.e., until he attains age 60). The Company will pay the annual premiums on the policy and will have an interest in the policy equal to the greater of the aggregate amount of the premiums paid or the policy's entire cash surrender value. The accrued benefit liability under the SERP was approximately $190,000 and $70,000 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, the Company recorded a net expense of approximately $156,000 and $161,000, respectively, related to the SERP, including premiums paid and earnings on the life insurance policy. The cash surrender value of the life insurance policy as of December 31, 2002 and 2001 was not significant.

11. Stock-Based Compensation Plans

Employee Stock Ownership Plan

The Company established an ESOP in 2002 in conjunction with the initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $5.1 million from the Company and used the funds to purchase approximately 8.0% of the shares issued in the offering, or 511,808 shares. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of ten years. At December 31, 2002, the loan had an outstanding balance of $4.7 million and an interest rate of 5.75%. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation. Unallocated ESOP shares are pledged as collateral on the loan and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made to the ESOP each plan year ending on December 31. The Company recorded approximately $765,000 of compensation expense related to the ESOP for the year ended December 31, 2002.

The ESOP shares as of December 31, 2002 were as follows:

Allocated shares	51,181
Shares released for allocation	-
Unallocated shares	460,627
Total ESOP shares	511,808
Market value of unallocated shares at December 31, 2002 (dollars in thousands)	$ 7,333

Long-Term Equity Compensation Plan

On October 10, 2002, the Company's shareholders approved the Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (the "LTECP").

The LTECP consists of a stock option plan and a Management Recognition Plan (the "MRP"). The primary objective of the LTECP is to enhance the Company's ability to attract and retain highly qualified officers, employees and directors, by providing such persons with stronger incentives to continue to serve the Company and its subsidiary and to expend maximum effort to improve the business results and earnings of the Company.

Under the LTECP, 639,759 shares of authorized but unissued common stock are reserved for issuance upon option exercises. The Company also has the alternative to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year.

The following is a summary of the Company's stock option plan as of and for the year ended December 31, 2002:

		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	-	$ -
Granted	571,000	13.25
Exercised	-	-
Forfeited	(25,000)	13.25
Outstanding at end of year	546,000	$ 13.25
Exercisable at end of year	-	$ -

11. Stock Based Compensation Plans (Continued)

The following table summarizes information on the Company's stock options at December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 13.25	546,000	$ 13.25	9.8	-	$ -

Under the MRP, 255,904 shares of authorized but unissued shares are reserved for issuance. The Company also can fund the MRP with treasury stock. The fair market value of the shares awarded under the MRP is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the MRP was $161,000 from the grant date (October 10, 2002) through December 31, 2002. The remaining unearned compensation cost of $3.1 million was reported as a reduction of shareholders' equity at December 31, 2002. Shares awarded under the MRP were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings. The following is a summary of the MRP as of and for the year ended December 31, 2002:

		Weighted Average
	Shares	Grant Price
Beginning of year	-	$ -
Granted	255,903	13.25
Forfeited	(12,795)	13.25
Vested	-	-
End of year	243,108	$ 13.25

12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2002	2001	2000
Current:
Federal	$ 3,247	$ 3,187	$ 1,854
State	270	515	68

Deferred:
Federal	292	(1,109)	396
State	9	(264)	229
	$ 3,818	$ 2,329	$ 2,547

12. Income Taxes (Continued)

A reconciliation of the federal statutory rate to the effective income tax rate for the years indicated is as follows:

	2002	2001	2000

Federal statutory income tax rate	34%	34%	34%
State tax, net of Federal benefit	2	2	2
Tax exempt income on securities and loans	(2)	(3)	(3)
Income from bank-owned life insurance	(4)	(5)	(5)
Death benefit from bank-owned life insurance	-	(3)	-
Other	1	1	4
Effective income tax rate	31%	26%	32%

The components of deferred income taxes included in other assets in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Allowance for loan losses	$ 3,686	$ 2,752
Accrued postretirement benefits	1,701	1,749
Depreciation	356	496
Deferred compensation	589	297
Interest on non-accrual loans	478	274
Writedown of land and buildings held for sale	495	600
Charitable contribution carryforward	455	-
Other	601	306
Total deferred tax assets	8,361	6,474

Deferred tax liabilities:
Bond discount accretion	(184)	(46)
Purchase accounting adjustments, net	(4,061)	-
Net unrealized gain on securities available-for-sale	(3,717)	(2,516)
Total deferred tax liabilities	(7,962)	(2,562)
Net deferred tax assets at end of year	399	3,912
Net deferred tax assets at beginning of year	3,912	4,936
Change in net deferred tax asset	(3,513)	(1,024)
Less: Change in deferred tax liability on net unrealized gain on
securities available-for-sale	(1,201)	(2,397)
Net deferred tax liabilities recorded at purchase acquisition date	(2,011)	-
Deferred tax (expense) benefit	$ (301)	$ 1,373

12. Income Taxes (Continued)

The Company's tax deduction for charitable contributions is subject to limitations based on a percentage of taxable income. Contributions in excess of this limitation are carried forward and may be deducted in one or more of the succeeding five tax years. As a result of the cash and common stock contribution to The SBU Bank Charitable Foundation, at December 31, 2002, the Company had unused charitable contribution carryforwards of approximately $1.2 million. The carryforwards are available for deduction through 2007.

Deferred tax assets are recognized subject to management's judgment that these tax benefits will more likely than not be realized. Based on the sufficiency of taxable temporary items, historical taxable income, as well as anticipated future taxable income, the Company believes it is more likely than not that the gross deferred tax assets at December 31, 2002 and 2001 will be realized.

As a thrift institution, the Company is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. Deferred tax liabilities are recognized with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $5.1 million at December 31, 2002, and the New York State base-year reserve of $20.8 million at December 31, 2002, since the Company does not expect that these amounts will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $1.7 million at December 31, 2002. The unrecognized deferred tax liability with respect to the New York State base-year reserve was $1.0 million (net of Federal benefit) at December 31, 2002.

13. Earnings Per Share

The following summarizes the computation of earnings per share for the period from the conversion to a stock bank on April 3, 2002 through December 31, 2002 (in thousands except per share data):

Basic earnings per share:
Income available to common shareholders	$ 6,104
Weighted average basic shares outstanding	13,678
Basic earnings per share	$ 0.45

Diluted earnings per share:
Income available to common shareholders	$ 6,104
Weighted average basic shares outstanding	13,678
Effect of dilutive securities:
Stock options	16
Unearned restricted stock awards	8
Weighted average diluted shares outstanding	13,702
Diluted earnings per share	$ 0.45

14. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amount of those commitments and letters of credit reflects the extent of involvement the Company has in those particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for on-balance sheet instruments.

The following presents financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	Contract Amount at
	December 31,
	2002	2001

Commitments to extend credit	$ 106,455	$ 62,516
Letters of credit	2,000	5,378

As of December 31, 2002 and 2001, fixed rate loan commitments totaled $34.5 million and $29.1 million, with rates between 4.74% - 14.50% and 6.125% - 14.50%, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.

For both commitments to extend credit and letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The fair value of the Company's standby letters of credit at December 31, 2002 was insignificant.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance periods ended December 31, 2002 and 2001 was $14.6 million and $6.2 million, respectively, which was satisfied by cash on hand and balances with the Federal Reserve Bank.

14. Commitments and Contingencies (Continued)

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2010. Certain leases provide for renewal options of two five-year terms. Rent expense totaled approximately $303,000, $443,000 and $403,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum rentals under the initial terms of these leases are summarized as follows:

Year ending December 31 (in thousands):
2003	$ 439
2004	334
2005	249
2006	193
2007	145
Thereafter	271
Total minimum lease payments	$ 1,631

The payment of dividends by the Bank to the Company is restricted by various laws and regulations. Under current OTS regulations, while the Bank must provide written notice to the OTS prior to any dividend declaration, an application must be approved by the OTS if the total of all dividends declared in any year would exceed the net profit for the year plus the retained net profits (as defined) of the preceding two years. The Bank paid no dividends to the Company during 2002.

For as long as the Bank is controlled by the MHC, the dollar amount of the Company's dividends waived by the MHC is considered a restriction to the retained earnings of the Bank. In 2002 the MHC waived dividends from the Company of $763,000.

The Company is subject to litigation in the ordinary course of business. Management does not expect such litigation will have a material adverse effect on the Company's financial position.

15. Disclosures about Fair Values of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

The carrying values reported in the balance sheet for cash and cash equivalents are equal to the assets' fair value.

Securities

Fair values for securities are based on quoted market prices or dealer quotes. The fair value of accrued interest approximates carrying value.

15. Disclosures about Fair Values of Financial Instruments (Continued)

FHLB Stock

Fair value of FHLB stock is equal to its book value since there is no readily available market value and the stock cannot be sold, but can be redeemed by the FHLB at cost.

Loans

Fair values for loans are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for loans with similar terms and credit quality. The fair value of accrued interest approximates carrying value.

Deposits

The fair values disclosed for non-interest bearing accounts and accounts with no stated maturities are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered on time deposits of similar terms. The fair value of accrued interest approximates carrying value.

Borrowings

The carrying amounts of repurchase agreements and other short-term borrowings approximate their fair values. Fair values of long-term borrowings are estimated using a discounted cash flow approach, based on current market rates for similar borrowings. The fair value of accrued interest approximates carrying value.

Mortgagors' Escrow Funds

The fair value for mortgagors' escrow funds approximates carrying value. The fair value of accrued interest approximates carrying value.

Off-Balance Sheet and Derivative Instruments

Off-balance sheet financial instruments consist of letters of credit and commitments to extend credit. Derivative instruments include interest rate cap agreements at December 31, 2001. The fair value of these financial instruments is not significant.

The net carrying amounts and fair values of financial instruments as of the dates indicated are as follows (in thousands):

	December 31,
	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 84,979	$ 84,979	$ 32,057	$ 32,057
Securities	345,700	345,700	297,685	297,686
FHLB stock	12,350	12,350	11,350	11,350
Loans held for sale	5,054	5,054	1,580	1,580
Loans receivable	804,556	824,929	602,625	609,237
Allowance for loan losses	(10,989)	-	(7,934)	-
Net loans receivable	793,567	824,929	594,691	609,237

Accrued interest receivable	5,973	5,973	4,537	4,537

Financial liabilities:
Deposits	$ 855,211	$ 859,415	$ 604,969	$ 608,879
Borrowings	291,971	305,551	256,452	265,983
Mortgagors' escrow funds	5,624	5,624	5,741	5,741
Accrued interest payable	1,324	1,324	1,645	1,645

16. Regulatory Matters

The Bank and SBU Municipal Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Banks must meet specific capital guidelines that involve quantitative measures of each Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to assets (as defined), and of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2002, the most recent notification from the Office of Thrift Supervision and the Federal Deposit Insurance Corporation categorized the Bank and SBU Municipal Bank, respectively, as well capitalized under the regulatory framework of prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios for capital adequacy purposes as of December 31, 2002 are also presented in the following table (dollars in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital
(to Risk-Weighted Assets)
Company	$ 131,214	16.2%	$ 64,710	8%	$ -	N/A
Bank	108,919	13.5%	64,710	8%	80,887	10%
Tier I Capital
(to Risk-Weighted Assets)
Company	121,092	15.0%	32,355	4%	-	N/A
Bank	98,797	12.2%	32,355	4%	48,532	6%
Tier I Capital
(to Assets)
Company	121,092	9.4%	38,775	3%	-	N/A
Bank	98,797	7.6%	38,775	3%	64,625	5%
Tangible Capital
(to Tangible Assets)
Company	121,092	9.4%	19,388	1.5%	-	N/A
Bank	98,797	7.6%	19,388	1.5%	-	N/A

As of December 31, 2001:
Total Capital
(to Risk-Weighted Assets)	$ 102,653	20.4%	$ 40,273	8%	$ 50,341	10%
Tier I Capital
(to Risk-Weighted Assets)	96,355	19.2%	20,136	4%	30,204	6%
Tier I Capital
(to Average Assets)	96,355	9.9%	39,087	4%	48,858	5%

16. Regulatory Matters (Continued)

The following is a reconciliation of the Company's equity under accounting principles generally accepted in the United States of America (GAAP) to regulatory capital as of the dates indicated (in thousands):

	December 31,
	2002	2001

GAAP equity	$ 165,437	$ 100,148
Less:
Disallowed intangible assets	(38,770)	(18)
Unrealized holding gains on securities
available-for-sale, net of tax	(5,575)	(3,775)
Tier I capital	121,092	96,355
Plus:
Allowable portion of the allowance for loan losses	10,122	6,298
Total capital	$ 131,214	$ 102,653

17. Parent Company Only Financial Statements

Presented below is the condensed balance sheet as of December 31, 2002, and statement of income and statement of cash flows for the period from April 3, 2002 to December 31, 2002, for Partners Trust Financial Group, Inc. (in thousands). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet	2002
Assets:
Cash and due from subsidiary bank	$ 23,216
Investment in subsidiary bank	143,142
Total assets	$ 166,358

Total liabilities	$ 921
Total shareholders' equity	165,437
Total liabilities and shareholders' equity	$ 166,358

Condensed Statement of Income
Interest income	$ 379

Employee benefits	926
Contribution of cash and Company common stock to charitable foundation	2,100
Other operating expenses	188
Total operating expenses	3,214
Net loss before income taxes and equity in undistributed
income of subsidiary bank	(2,835)

Income tax benefit	(1,019)
Equity in undistributed income of subsidiary bank	7,920
Net income	$ 6,104

17. Parent Company Only Financial Statements (Continued)

Condensed Statement of Cash Flows	2002
Operating activities:
Net income	$ 6,104
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(7,920)
Increase in other liabilities	921
Contribution of Company common stock to charitable foundation	1,919
ESOP expense	765
MRP expense	161
Net cash provided by operating activities	1,950

Investing activities:
Investment in equity of subsidiary bank	(30,966)
Net cash used in investing activities	(30,966)

Financing activities:
Cash dividends	(608)
Net proceeds from sale of common stock	61,933
Loan to ESOP for the purchase of common stock	(5,118)
Capitalization of Partners Trust, MHC	(100)
Purchase of treasury stock	(3,875)
Net cash provided by financing activities	52,232

Net increase in cash and cash equivalents	23,216
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of year	$ 23,216

Supplemental disclosure of non-cash investing and financing activities:
Recognition of subsidiary bank's existing equity on date of investment in equity of
subsidiary bank	$ 101,074
Adjustment of subsidiary bank's securities available-for-sale to fair value, net of tax	$ 3,182

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference from Partners Trust Financial Group's definitive Proxy Statement for its annual meeting of shareholders to be held on April 23, 2003 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days of Partners Trust Financial Group's 2002 year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is incorporated herein by reference from the Proxy Statement, except for the table below.

The following table presents information regarding the Company's equity compensation plan:
	Number of		Number of
	securities to be		securities remaining
	issued upon	Weighted-average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under equity
	options	options	compensation plans
Equity compensation plans approved by
security holders	546,000	$ 13.25	106,555
Equity compensation plans not approved
by security holders	-	$ -	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

    The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiary required to be included in the Company's Exchange Act filings.

    There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

The financial statement schedules and exhibits filed as a part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2) N/A

(a)(3) Exhibits

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.1 Employment Agreement between The Savings Bank of Utica and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.2 Employment Agreement between The Savings Bank of Utica and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.3 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.4 Agreement and Plan of Merger, dated as of August 13, 2002 by and among Partners Trust Financial Group, Inc., SBU Bank, Hydraulic Acquisition Corporation and Herkimer Trust Corporation, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 15, 2002)

21 Subsidiaries of the Registrant

23 Consent of KPMG LLP

99.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K reporting the receipt of required regulatory approvals to acquire Herkimer Trust Corporation, Inc. and its wholly owned subsidiary, The Herkimer County Trust Company. This report was filed with the Securities and Exchange Commission on December 17, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS TRUST FINANCIAL GROUP, INC.

Date: March 6, 2003 By: /s/ John A. Zawadzki

John A. Zawadzki

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John A. Zawadzki John A. Zawadzki	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2003
/s/ Steven A. Covert Steven A. Covert	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 6, 2003
/s/ R.W. Burrows R.W. Burrows	Director	March 13, 2003
/s/ Elizabeth B. Dugan Elizabeth B. Dugan	Director	March 13, 2003
/s/ Richard R. Griffith Richard R. Griffith	Director	March 6, 2003
/s/ Gordon M. Hayes, Jr Gordon M. Hayes, Jr.	Director	March 6, 2003
Nicholas O. Matt	Director
Dr. Marybeth K. McCall	Director
William L. Schrauth	Director
/s/ John B. Stetson John B. Stetson	Director	March 6, 2003
Dwight E. Vicks, Jr.	Director
/s/ John R. Zapisek John R. Zapisek	Director	March 6, 2003

CERTIFICATIONS

I, John A Zawadzki, certify that:

1. I have reviewed this annual report on Form 10-K of Partners Trust Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

By: /s/ John A. Zawadzki

President and Chief Executive Officer

I, Steven A. Covert, certify that:

1. I have reviewed this annual report on Form 10-K of Partners Trust Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

By: /s/ Steven A. Covert

Executive Vice President and

Chief Financial Officer

EXHIBIT INDEX

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.1 Employment Agreement between The Savings Bank of Utica and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.2 Employment Agreement between The Savings Bank of Utica and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.3 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.4 Agreement and Plan of merger, dated as of August 13, 2002 by and among Partners Trust Financial Group, Inc., SBU Bank, Hydraulic Acquisition Corporation and Herkimer Trust Corporation, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 15, 2002)

21 Subsidiaries of the Registrant

23 Consent of KPMG LLP

99.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002