Form 10-Q
period 2003-03-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2003-04-23
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003

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

YES X NO ___

As of April 22, 2003, there were issued and outstanding 14,204,079 shares of the Registrant's Common Stock.
TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets	1
		Condensed Consolidated Statements of Income	2
		Condensed Consolidated Statements of Changes in Shareholders' Equity	3
		Condensed Consolidated Statements of Cash Flows	4
		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4.	Controls and Procedures	16

Part II.	OTHER INFORMATION

	Item 6.	(a) Exhibits	17
		(b) Reports on Form 8-K	17

	Signature Page		18

	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		19

	Index to Exhibits		21

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2003	2002
	(Unaudited)
Assets	(In thousands except share data)
Cash and due from banks	$ 46,596	$ 45,868
Federal funds sold	45,400	39,111
Cash and cash equivalents	91,996	84,979
Securities available-for-sale, at fair value	339,957	344,133
Securities held-to-maturity (fair value of $1,828 at March 31, 2003
and $1,567 at December 31, 2002)	1,828	1,567
Federal Home Loan Bank of New York ("FHLB") stock	11,850	12,350
Loans held for sale	4,880	5,054
Loans receivable	797,969	804,556
Less: Allowance for loan losses	(11,169)	(10,989)
Net loans receivable	786,800	793,567
Premises and equipment, net	14,212	14,511
Land and buildings held for sale	3,361	3,397
Accrued interest receivable	5,658	5,973
Bank-owned life insurance	23,141	22,826
Other real estate owned	3,040	3,092
Goodwill	34,523	34,523
Other intangible assets, net	4,155	4,461
Other assets	2,967	3,070
Total Assets	$ 1,328,368	$ 1,333,503

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 109,183	$ 103,935
Interest bearing	755,845	751,276
Total deposits	865,028	855,211
Borrowings	279,432	291,971
Mortgagors' escrow funds	3,428	5,624
Other liabilities	12,703	15,260
Total liabilities	1,160,591	1,168,066

Shareholders' Equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,216,875 shares issued at March 31, 2003 and December 31, 2002	1,422	1,422
Additional paid-in capital	62,766	62,683
Retained earnings	106,739	103,593
Accumulated other comprehensive income	4,397	5,575
Treasury stock (12,796 shares at March 31, 2003 and December 31, 2002)	(170)	(170)
Unallocated ESOP shares (447,832 shares at March 31, 2003 and 460,627
shares at December 31, 2002)	(4,478)	(4,606)
Unearned restricted stock awards	(2,899)	(3,060)
Total shareholders' equity	167,777	165,437
Total Liabilities and Shareholders' Equity	$ 1,328,368	$ 1,333,503

See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)
	Three months ended March 31,
	2003	2002
	(In thousands except share data)
Interest income:
Loans, including fees	$ 14,176	$ 11,177
Federal funds sold and interest bearing deposits	138	108
Securities	4,196	4,424
Total interest income	18,510	15,709

Interest expense:
Deposits:
Savings accounts	337	340
Money market accounts	464	493
Time accounts	2,657	3,493
NOW accounts	87	100
	3,545	4,426
Borrowings:
Repurchase agreements	164	162
FHLB advances	2,643	2,858
Mortgagors' escrow funds	20	27
	2,827	3,047
Total interest expense	6,372	7,473
Net interest income	12,138	8,236
Provision for loan losses	425	300
Net interest income after provision for loan losses	11,713	7,936

Non-interest income:
Service fees	1,460	943
Trust and investment services	424	179
Income from bank-owned life insurance	314	314
Net gain on sale of securities available-for-sale	-	-
Net gain on sale of loans	124	66
Other income	89	52
Total non-interest income	2,411	1,554

Non-interest expense:
Salaries and employee benefits	4,454	3,166
Occupancy and equipment expense	1,022	655
Writedown of land and buildings held for sale	32	-
Marketing expense	303	387
Professional services	557	348
Technology expense	739	566
Contribution expense	30	61
Amortization of intangible assets	322	-
Other expense	1,311	941
Total non-interest expense	8,770	6,124
Income before income tax expense	5,354	3,366
Income tax expense	1,780	1,058
Net income	$ 3,574	$ 2,308

Basic and diluted earnings per share	$ 0.26	N/A

	See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
					Accumulated			Unearned
		Additional			Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)
Balance at December 31, 2001	$ -	$ -	$ 96,373		$ 3,775	$ -	$ -	$ -	$ 100,148
Net income	-	-	2,308	$ 2,308	-	-	-	-	2,308
Other comprehensive loss, net of tax:
Increase in unrealized holding losses on
securities available-for-sale (pre-tax $2,302)	-	-	-	(1,382)	(1,382)	-	-	-	(1,382)
Comprehensive income				$ 926
Balance at March 31, 2002	$ -	$ -	$ 98,681		$ 2,393	$ -	$ -	$ -	$ 101,074

Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593		$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$ 165,437
Net income	-	-	3,574	$ 3,574	-	-	-	-	3,574
Other comprehensive loss, net of tax:
Increase in unrealized holding losses on
securities available-for-sale (pre-tax $1,963)	-	-	-	(1,178)	(1,178)	-	-	-	(1,178)
Comprehensive income				$ 2,396
Cash dividends ($0.07 per minority share)	-	-	(428)		-	-	-	-	(428)
ESOP shares committed to be released for
allocation (12,795 shares)	-	83	-		-	-	128	-	211
Amortization of unearned restricted stock awards	-	-	-		-	-	-	161	161
Balance at March 31, 2003	$ 1,422	$ 62,766	$ 106,739		$ 4,397	$ (170)	$ (4,478)	$ (2,899)	$ 167,777

See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2003	2002
	(In thousands)
Net cash provided by (used in) operating activities	$ 4,545	$ (2,662)

Investing activities:
Purchases of securities held-to-maturity	(410)	(31)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	149	48
Purchases of securities available-for-sale	(52,027)	(25,898)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	53,831	29,007
Redemptions of FHLB stock	500	-
Net loans repaid by (made to) customers	5,812	(3,176)
Purchases of premises and equipment	(217)	(387)
Proceeds from sale of equipment	41	-
Proceeds from sales of other real estate owned	139	170
Net cash provided by (used in) investing activities	7,818	(267)

Financing activities:
Net increase in deposits	9,817	2,403
Stock subscriptions received	-	74,231
Net decrease in mortgagors' escrow funds	(2,196)	(1,688)
Net decrease in borrowings	(12,539)	(2,044)
Cash dividends	(428)	-

Net cash (used in) provided by financing activities	(5,346)	72,902

Net increase in cash and cash equivalents	7,017	69,973

Cash and cash equivalents at beginning of period	84,979	32,057

Cash and cash equivalents at end of period	$ 91,996	$ 102,030

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 6,586	$ 7,777
Income taxes	15	979

Non-cash investing and financing activity:
Transfer of loans to other real estate owned	$ 48	$ 223

	See accompanying notes to unaudited condensed consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Partners Trust Financial Group, Inc. (the "Company"), SBU Bank (the "Bank") and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the condensed consolidated balance sheet for December 31, 2002 was derived from the Company's 2002 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statements of changes in shareholders' equity and statements of cash flows should be read in conjunction with the 2002 consolidated financial statements, including the notes thereto.

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

The following table summarizes the Company's intangible assets that are subject to amortization:

	March 31, 2003
	Gross Carrying	Accumulated
	Amount	Amortization
	(In thousands)
Core deposit intangible	$ 3,839	$ 240
Mortgage servicing rights	3,995	3,741
Other intangible assets	384	82
Total	$ 8,218	$ 4,063

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

2. Business Combination (Continued)

Amortization expense for the core deposit and trust relationship intangibles for the year ending December 31, 2003 and the next four years is estimated as follows (in thousands):

	Core Deposit	Trust Relationship
	Intangible	Intangible
2003	$ 960	$ 52
2004	823	44
2005	686	37
2006	548	30
2007	411	22

Amortization expense related to mortgage servicing rights is classified as a reduction in loan servicing fees (a component of other income).

Presented below is certain unaudited pro forma information for the three months ended March 31, 2002, as if Herkimer had been acquired on January 1, 2002. These results combine the historical results of Herkimer into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the merger, which are not reflected in the pro forma amounts presented.

(in thousands)

Net interest income	$ 11,242
Provision for loan losses	(485)
Non-interest income	2,246
Non-interest expense	(9,629)
Income tax expense	(913)
Net income	$ 2,461

3. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unearned restricted stock awards) were issued during the period, computed using the treasury stock method. Prior to April 3, 2002, earnings per share are not applicable as there were no shares outstanding. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding for either the basic or diluted earnings per share calculations.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

3. Earnings Per Share (Continued)

The following summarizes the computation of earnings per share for the three months ended March 31, 2003 (in thousands except per share data):

Basic earnings per share:
Income available to common shareholders	$ 3,574
Weighted average basic shares outstanding	13,507
Basic earnings per share	$ 0.26

Diluted earnings per share:
Income available to common shareholders	$ 3,574
Weighted average basic shares outstanding	13,507
Effect of dilutive securities:
Stock options	85
Unearned restricted stock awards	45
Weighted average diluted shares outstanding	13,637
Diluted earnings per share	$ 0.26

4. Stock-Based Compensation

On January 17, 2003, the Company granted 19,000 options at an exercise price of $16.36 per option under the Long-Term Equity Compensation Plan (the "LTEC Plan"). During October 2002, the Company granted 571,000 options at an exercise price of $13.25 per option under the LTEC Plan, 25,000 of which were subsequently forfeited during the fourth quarter of 2002. The options vest over a five year period. The Company accounts for stock options granted under its LTEC Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made in 2002: dividend yield of 1.52%, expected volatility of 25.0%, risk-free interest rate of 2.67%, and expected life of 5 years. The estimated weighted-average fair value of the options granted in 2002 was $2.97 per option. The following weighted-average assumptions were used for grants made in 2003: dividend yield of 1.73%, expected volatility of 22.3%, risk-free interest rate of 3.01%, and expected life of 5 years. The estimated weighted-average fair value of the options granted in January 2003 was $3.34 per option.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

4. Stock-Based Compensation (Continued)

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period of the awards.

Pro forma disclosures for the three months ended March 31, 2003, utilizing the estimated fair value of the options granted, is as follows (dollars in thousands, except per share data):

Net income, as reported	$ 3,574
Add: Stock-based compensation expense related to restricted stock awards included
in reported net income, net of related tax effects	98
Deduct: Total stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(162)
Pro forma net income	$ 3,510
Basic earnings per share:
As reported	$ 0.26
Pro forma	$ 0.26
Diluted earnings per share:
As reported	$ 0.26
Pro forma	$ 0.26

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three months ended March 31, 2003 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

5. Guarantees

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

For letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The Company had approximately $7.7 million of standby letters of credit on March 31, 2003 of which $6.8 million expired on April 18, 2003. The fair value of the Company's standby letters of credit at March 31, 2003 was insignificant.

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

General

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. The Company's expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Average Balance Sheet

The following tables set forth certain information for the three months ended March 31, 2003 and 2002. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Three Months Ended March 31,
	2003			2002
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 46,770	$ 138	1.20%	$ 26,162	$ 108	1.67%
Securities (1)	342,397	4,196	4.97%	296,388	4,424	6.05%
Loans (2)	784,924	14,176	7.32%	600,491	11,177	7.55%
Total earning assets	1,174,091	18,510	6.39%	923,041	15,709	6.90%

Non-earning assets	126,382			66,675
Total assets	$ 1,300,473			$ 989,716

Interest bearing liabilities:
Savings deposits	$ 167,361	$ 337	0.82%	$ 116,357	$ 340	1.19%
Money market accounts	163,308	464	1.15%	116,121	493	1.72%
NOW accounts	87,971	87	0.40%	55,382	100	0.73%
Time accounts	322,842	2,657	3.34%	289,828	3,493	4.89%
Borrowings (3)	280,910	2,827	4.08%	258,063	3,047	4.79%
Total interest bearing liabilities	1,022,392	6,372	2.53%	835,751	7,473	3.63%

Non-interest bearing deposits	99,121			37,950
Other non-interest bearing liabilities	12,426			13,301
Total liabilities	1,133,939			887,002
Shareholders' equity	166,534			102,714
Total liabilities and shareholders'
equity	$ 1,300,473			$ 989,716

Net interest income		$ 12,138			$ 8,236

Net interest rate spread			3.86%			3.27%

Net earning assets	$ 151,699			$ 87,290

Net interest margin			4.19%			3.62%

Ratio of earning assets to total
interest bearing liabilities	114.84%			110.44%

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
	For the Three Months Ended March 31,
	2003 vs. 2002
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing deposits	$ (37)	$ 67	$ 30
Securities	(856)	628	(228)
Loans	(349)	3,348	2,999
Total earning assets	(1,242)	4,043	2,801

Interest bearing liabilities:
Savings accounts	(125)	122	(3)
Money market accounts	(193)	164	(29)
NOW accounts	(57)	44	(13)
Time accounts	(1,201)	365	(836)
Borrowings	(476)	256	(220)
Total interest bearing liabilities	(2,052)	951	(1,101)

Net interest income	$ 810	$ 3,092	$ 3,902

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets were $1.3 billion at March 31, 2003, which is consistent with the balance at December 31, 2002. Federal funds sold increased $6.3 million while securities available-for-sale and loans receivable decreased $4.2 million and $6.6 million, respectively. Prepayment of securities available-for-sale and loans receivable increased as interest rates continued to decline in the first quarter of 2003, and more than offset reinvestment activity. There were no significant changes in the composition of the Company's security or loan portfolios from the end of 2002.

Non-performing loans totaled $9.1 million or 1.13% of loans at March 31, 2003, compared to $11.0 million or 1.36% of loans at December 31, 2002. The reduction in non-performing loans occurred primarily in the commercial real estate portfolio as the Company was paid in full on one relationship totaling $848,000, and one loan totaling $1.3 million was returned to accruing status because of improvement in the prospects for full payment of the loan.

The following table sets forth information regarding non-performing loans and assets.

	At March 31,	At December 31,
	2003	2002
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 904	$ 1,048
Commercial real estate	4,191	5,987
Commercial	3,001	3,302
Consumer (1)	384	185
Total non-accruing loans	8,480	10,522
Accruing loans delinquent 90 days or more	614	461
Total non-performing loans	9,094	10,983
Other real estate owned	3,040	3,092
Total non-performing assets	$ 12,134	$ 14,075

Total non-performing assets to total assets	0.91%	1.06%

Total non-performing loans to total loans	1.13%	1.36%
_________________________
(1) Includes home equity loans.

The allowance for loan losses was $11.2 million, or 1.40% of loans outstanding at March 31, 2003, compared with $11.0 million, or 1.37% of loans outstanding at December 31, 2002.

Changes in the allowance for loan losses for the periods indicated are as follows (in thousands):
	Three months ended March 31,
	2003	2002

Balance at beginning of period	$ 10,989	$ 7,934
Charge-offs	(441)	(516)
Recoveries	196	281
Provision for loan losses	425	300
Balance at end of period	$ 11,169	$ 7,999

Total deposits increased $9.8 million, or 1.1% to $865.0 million at March 31, 2003, compared to $855.2 million at December 31, 2002. The modest increase occurred in savings, money market, demand and NOW accounts, partially offset by a $2.8 million decrease in time accounts.

Borrowings decreased $12.5 million, or 4.3% to $279.4 million compared to $292.0 million at December 31, 2002. The decrease is primarily due to matured FHLB advances. The Company did not need additional funding due to steady loan balances, increased prepayments on securities and an increase in deposits.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

General. Net income for the three months ended March 31, 2003 was $3.6 million, or $0.26 per diluted share, which was $1.3 million, or 54.9%, higher than the same period in 2002. The increase is primarily due to the acquisition of Herkimer Trust Corporation, Inc. ("Herkimer") on December 27, 2002 and aggressive management of funding costs in a downward rate environment. Return on assets and return on equity (annualized) were 1.11% and 8.70%, respectively, for the three months ended March 31, 2003, compared to 0.95% and 9.11%, respectively, for the same period in 2002. The reduction in the return on equity is attributed to the $56.8 million of new capital raised in the Company's conversion to public ownership in April 2002.

Net Interest Income. Net interest income for the three months ended March 31, 2003 totaled $12.1 million, an increase of 47.4% over the $8.2 million for the same period in 2002. The net interest spread for the three months ended March 31, 2003 was 3.86% compared to 3.27% for the same period in 2002. The net interest margin for the three months ended March 31, 2003 and 2002 was 4.19% and 3.62%, respectively. The improvement in spread occurred as a result of acquiring generally higher yielding net earning assets from Herkimer, which had more of a commercial banking nature, and because the Company aggressively managed its funding costs in a downward rate environment. The cost of interest bearing liabilities was 2.53% for the three-months ended March 31, 2003, compared with 3.63% for the first quarter of 2002, a reduction of 110 basis points. This reduction more than offset the 51 basis point reduction in the yield on earning assets period to period. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 114.84% for the three months ended March 31, 2003 compared with 110.44% for the same period in 2002. This increase occurred primarily as a result of investing the proceeds from the Company's initial public offering. The Company's ability to further reduce rates on deposits has diminished. The Company has priced its NOW, savings, and money market deposit account rates near the lowest in our marketplace, and at levels below most other local community banks. This deposit pricing strategy may make it more difficult for the Company to attract and/or retain deposits of these types. If market rates continue to decline, the Company's assets will continue to reprice downward, potentially decreasing the Company's net interest margin.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to increase the allowance.

We recorded a provision for loan losses of $425,000 for the three months ended March 31, 2003 compared to $300,000 for the same period in 2002. We used the same general methodology in assessing the adequacy of the allowance for both periods. The increase in the provision for loan losses is due to higher risks identified in the loans acquired from Herkimer which were originated under less stringent underwriting standards than those of the Company. In addition, weaknesses in the local and national economy warranted an increase in the provision for loan losses.

Non-Interest Income. Non-interest income increased $857,000, or 55.1% to $2.4 million for the three months ended March 31, 2003, compared to $1.6 million for the same period in 2002. The increase is primarily attributed to an increase in deposit accounts and new products offered as a result of the Herkimer acquisition. Service fees increased $517,000, to $1.5 million for the three months ended March 31, 2003, compared with $943,000 for the same period in 2002. The Company is now able to offer trust and asset management services which resulted in $109,000 in income in the first quarter of 2003. Commissions on sales of non-deposit investment products increased $133,000 period to period.

Non-Interest Expense. Non-interest expense increased $2.6 million, or 43.2% to $8.8 million for the three months ended March 31, 2003, compared to $6.1 million for the same period in 2002. The increase in non-interest expense is primarily due to operating as a larger, more geographically diverse company as a result of the Herkimer acquisition, as well as the ongoing costs of operating a publicly-traded company.

Salaries and employee benefits expense increased $1.3 million, or 40.7% to $4.5 million for the three months ended March 31, 2003. During the first quarter of 2003, the Company recognized $372,000 of expenses related to its employee stock ownership plan and long-term stock incentive plan, which were not in place during the first quarter of 2002. The remaining increase in salary and employee benefits is primarily due to the additional employees retained from Herkimer to staff the branches acquired. The Company had 308 full time equivalent employees at March 31, 2003, compared to 219 one year earlier.

Occupancy and equipment expense increased $367,000, or 56.0% primarily due to an increase in utilities, real estate taxes, rent and maintenance expenses related to the increase in the number of branches. The Company had nine branches at March 31, 2002, compared with 16 at March 31, 2003.

Professional services increased $209,000, or 60.1% and is primarily attributed to an increase in item processing costs due to increased account volume.

Technology expense increased $173,000, or 30.6% and is primarily due to an increase in computer and ATM expenses, again related to the increased volume related primarily to the Herkimer acquisition.

Amortization of the core deposit and trust intangible assets related to Herkimer was $253,000 for the three months ended March 31, 2003. Additionally, the Company recorded $69,000 of expense related to covenants not to compete from former Herkimer employees. The Company had no such expenses in the same period in 2002.

Income Tax Expense. Income tax expense was $1.8 million on income before taxes of $5.4 million for the three months ended March 31, 2003, resulting in an effective tax rate of 33.2% compared to income tax expense of $1.1 million on income before taxes of $3.4 million for the same period in 2002, resulting in an effective tax rate of 31.4%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At March 31, 2003 we had $279.4 million in outstanding borrowings.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the three months ended March 31, 2003, loan originations totaled $60.2 million. For the year ended December 31, 2002, loan originations totaled $239.3 million. Purchases of securities were $52.4 million for the three months ended March 31, 2003. Purchases of securities were $88.2 million for the year ended December 31, 2002.

At March 31, 2003, we had loan commitments to borrowers of approximately $118.1 million, and letters of credit of approximately $7.7 million. Total deposits increased $9.8 million during the three months ended March 31, 2003. Total deposits increased $250.2 million during the year ended December 31, 2002, primarily due to the Herkimer acquisition. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $196.2 million at March 31, 2003. Based on our deposit retention experience we anticipate that a significant portion of these time deposits will be retained though our current deposit pricing strategy may result in increased outflows. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, the Company will readjust its deposit pricing strategy or take other measures, such as not reinvesting security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $30 million of our FHLB advances at March 31, 2003 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The first advance totals $10 million, has a rate of 6.15% and matures in October 2003. The second advance totals $20 million, has a rate of 6.31% and matures in August 2005. Given the current interest rate levels, we do not anticipate that these advances will be called in the near term.

At March 31, 2003, both the Bank and SBU Municipal Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at March 31, 2003 was $124.9 million and $102.9 million, respectively, or 9.70% and 7.99% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $64.4 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At March 31, 2003, the Bank's total risk-based capital ratio was 14.16%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgements can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity involved and the material effect that such judgement can have on the results of operations. The Company's policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of the Company's Form 10-K for the year ended December 31, 2002. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002 to obtain a better understanding of how the Company's financial performance is reported.

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

The following sets forth the result of our net interest income simulation model as of March 31, 2003.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	48,135	(418)	-0.86%
Flat	48,553	-	-
+100	48,280	(273)	-0.56%
+200	47,988	(565)	-1.16%
+300	47,841	(712)	-1.47%

The above table indicates that as of March 31, 2003, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 1.16%, or $565,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 0.86%, or $418,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

(a) Exhibits

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated 4/22/03

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated 4/22/03

Steven A. Covert
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, John A. Zawadzki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Partners Trust Financial Group, Inc.;

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

Date: 4/22/03

By: /s/ John A. Zawadzki

President and Chief Executive Officer

CERTIFICATION

I, Steven A. Covert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Partners Trust Financial Group, Inc.;

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

Date: 4/22/03

By: /s/ Steven A. Covert

Executive Vice President and
Chief Financial Officer

Index to Exhibits

99.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.