Form 10-Q
period 2003-06-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2003-07-22
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2003

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

YES X NO ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X NO ___

As of July 22, 2003, there were issued and outstanding 14,204,079 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2003	2002
Assets	(In thousands except share data)
Cash and due from banks	$ 39,154	$ 45,868
Federal funds sold	26,900	39,111
Cash and cash equivalents	66,054	84,979
Securities available-for-sale, at fair value	338,548	344,133
Securities held-to-maturity (fair value of $1,908 at June 30, 2003
and $1,567 at December 31, 2002)	1,908	1,567
Federal Home Loan Bank of New York ("FHLB") stock	11,850	12,350
Loans held for sale	2,469	5,054
Loans receivable	803,219	804,556
Less: Allowance for loan losses	(11,043)	(10,989)
Net loans receivable	792,176	793,567
Premises and equipment, net	13,966	14,511
Land and buildings held for sale	3,361	3,397
Accrued interest receivable	5,646	5,973
Bank-owned life insurance	23,463	22,826
Other real estate owned	2,938	3,092
Goodwill	34,523	34,523
Other intangible assets, net	3,837	4,461
Other assets	2,986	3,070
Total Assets	$ 1,303,725	$ 1,333,503

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 101,810	$ 103,935
Interest bearing	740,726	751,276
Total deposits	842,536	855,211
Borrowings	267,919	291,971
Mortgagors' escrow funds	5,853	5,624
Other liabilities	15,808	15,260
Total liabilities	1,132,116	1,168,066

Shareholders' Equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,216,875 shares issued at June 30, 2003 and December 31, 2002	1,422	1,422
Additional paid-in capital	62,884	62,683
Retained earnings	109,921	103,593
Accumulated other comprehensive income	4,640	5,575
Treasury stock (12,796 shares at June 30, 2003 and December 31, 2002)	(170)	(170)
Unallocated ESOP shares (435,037 shares at June 30, 2003 and 460,627
shares at December 31, 2002)	(4,350)	(4,606)
Unearned restricted stock awards	(2,738)	(3,060)
Total shareholders' equity	171,609	165,437
Total Liabilities and Shareholders' Equity	$ 1,303,725	$ 1,333,503

See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands except share data)
Interest income:
Loans, including fees	$ 13,587	$ 10,908	$ 27,763	$ 22,085
Federal funds sold and interest bearing deposits	113	152	250	260
Securities	3,745	4,761	7,942	9,185
Total interest income	17,445	15,821	35,955	31,530

Interest expense:
Deposits:
Savings accounts	200	292	537	632
Money market accounts	328	475	792	968
Time accounts	2,508	3,236	5,164	6,729
NOW accounts	43	74	131	174
	3,079	4,077	6,624	8,503
Borrowings:
Repurchase agreements	152	158	316	320
FHLB advances	2,585	2,868	5,228	5,726
Mortgagors' escrow funds	10	36	30	63
	2,747	3,062	5,574	6,109
Total interest expense	5,826	7,139	12,198	14,612
Net interest income	11,619	8,682	23,757	16,918
Provision for loan losses	283	350	709	650
Net interest income after provision for loan losses	11,336	8,332	23,048	16,268

Non-interest income:
Service fees	1,722	1,066	3,159	2,009
Trust and investment services	521	154	945	333
Income from bank-owned life insurance	322	322	637	636
Net loss on sale of securities available-for-sale	-	(19)	-	(19)
Net gain on sale of loans	122	61	246	127
Other income	61	1	173	31
Total non-interest income	2,748	1,585	5,160	3,117

Non-interest expense:
Salaries and employee benefits	4,561	3,227	9,084	6,393
Occupancy and equipment expense	895	734	1,917	1,389
Writedown of land and buildings held for sale	-	34	32	34
Marketing expense	240	299	543	686
Professional services	538	422	1,095	770
Technology expense	765	574	1,505	1,140
Contribution expense	83	2,121	113	2,182
Amortization of intangible assets	322	-	644	-
Other expense	1,288	898	2,530	1,817
Total non-interest expense	8,692	8,309	17,463	14,411
Income before income tax expense	5,392	1,608	10,745	4,974
Income tax expense	1,782	551	3,561	1,609
Net income	$ 3,610	$ 1,057	$ 7,184	$ 3,365

Basic earnings per share	$ 0.27	$ 0.08	$ 0.53	$ 0.08
Diluted earnings per share	$ 0.26	$ 0.08	$ 0.53	$ 0.08

See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)
Balance at December 31, 2001	$ -	$ -	$ 96,373	$ 3,775	$ -	$ -	$ -	$100,148
Net income	-	-	3,365	-	-	-	-	3,365
Other comprehensive income, net of tax	-	-	-	861	-	-	-	861
Net proceeds from sale of common stock in initial public offering
(6,397,594 shares), net of offering costs of $2,043	640	61,293	-	-	-	-	-	61,933
Initial capital contribution and issuance of shares to Partners Trust,
MHC (7,627,353 shares)	763	(763)	(100)	-	-	-	-	(100)
Charitable contribution of common stock to SBU Bank Charitable
Foundation (191,928 shares)	19	1,900	-	-	-	-	-	1,919
Common stock acquired by ESOP (511,808 shares)	-	-	-	-	-	(5,118)	-	(5,118)
ESOP shares committed to be released for allocation (17,060 shares)	-	84	-	-	-	171	-	255
Balance at June 30, 2002	$ 1,422	$ 62,514	$ 99,638	$ 4,636	$ -	$ (4,947)	$ -	$163,263

Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593	$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$165,437
Net income	-	-	7,184	-	-	-	-	7,184
Other comprehensive loss, net of tax	-	-	-	(935)	-	-	-	(935)
Cash dividends ($0.14 per minority share)	-	-	(856)	-	-	-	-	(856)
ESOP shares committed to be released for allocation (25,590 shares)	-	201	-	-	-	256	-	457
Amortization of unearned restricted stock awards	-	-	-	-	-	-	322	322
Balance at June 30, 2003	$ 1,422	$ 62,884	$ 109,921	$ 4,640	$ (170)	$ (4,350)	$ (2,738)	$171,609

See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2003	2002
	(In thousands)
Net cash provided by operating activities	$ 15,570	$ 2,460

Investing activities:
Purchases of securities held-to-maturity	(493)	(81)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	152	60
Purchases of securities available-for-sale	(95,595)	(86,863)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	98,587	51,762
Proceeds from sales of securities available-for-sale	-	1,320
Redemptions of FHLB stock	500	-
Net loans made to customers	(167)	(9,844)
Purchases of premises and equipment	(447)	(384)
Proceeds from sale of equipment	48	-
Proceeds from sale of land and buildings held for sale	-	403
Proceeds from sales of other real estate owned	274	183
Net cash provided by (used in) investing activities	2,859	(43,444)

Financing activities:
Net decrease in deposits	(12,675)	(6,022)
Net increase in mortgagors' escrow funds	229	241
Net decrease in borrowings	(24,052)	(2,063)
Net proceeds from sale of common stock	-	61,933
Purchase of shares of common stock by ESOP	-	(5,118)
Capitalization of Partners Trust, MHC	-	(100)
Cash dividends	(856)	-

Net cash (used in) provided by financing activities	(37,354)	48,871

Net (decrease) increase in cash and cash equivalents	(18,925)	7,887

Cash and cash equivalents at beginning of period	84,979	32,057

Cash and cash equivalents at end of period	$ 66,054	$ 39,944

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 12,459	$ 14,598
Income taxes	2,006	3,088

Non-cash investing and financing activity:
Transfer of loans to other real estate owned	$ 48	$ 368

	See accompanying notes to unaudited condensed consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$ 3,610	$ 1,057	$ 7,184	$ 3,365
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized holding gains on securities
available-for-sale (pre-tax, $405, $3,720, ($1,558) and $1,417)	243	2,232	(935)	850
Reclassification adjustment for net loss on sales of
available-for-sale securities realized in net income
(pre-tax amounts of $ -, $19, $ - and $19)	-	11	-	11
Total other comprehensive income (loss)	243	2,243	(935)	861
Comprehensive income	$ 3,853	$ 3,300	$ 6,249	$ 4,226

See accompanying notes to unaudited condensed consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Partners Trust Financial Group, Inc. (the "Company"), its wholly-owned subsidiary SBU Bank (the "Bank") and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the condensed consolidated balance sheet for December 31, 2002 was derived from the Company's 2002 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statements of changes in shareholders' equity, statements of cash flows and statements of comprehensive income should be read in conjunction with the 2002 consolidated financial statements, including the notes thereto.

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

The following table summarizes the Company's intangible assets that are subject to amortization:

	June 30, 2003
	Gross Carrying	Accumulated
	Amount	Amortization
	(In thousands)
Core deposit intangible	$ 3,839	$ 480
Mortgage servicing rights	4,016	3,758
Other intangible assets	384	164
Total	$ 8,239	$ 4,402

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

Presented below is certain unaudited pro forma information for the three months and six months ended June 30, 2002, as if Herkimer had been acquired on January 1, 2002. These results combine the historical results of Herkimer into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the merger, which are not reflected in the pro forma amounts presented.

(in thousands)	Three months ended	Six months ended
	June 30, 2002	June 30, 2002
Net interest income	$ 11,819	$ 23,061
Provision for loan losses	(480)	(965)
Non-interest income	2,243	4,489
Non-interest expense	(11,810)	(21,439)
Income tax expense	(442)	(1,356)
Net income	$ 1,330	$ 3,790

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

3. Earnings Per Share (Continued)

The following summarizes the computation of earnings per share for the three months and six months ended June 30, 2003 and 2002 (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic earnings per share:
Income available to common shareholders	$ 3,610	$ 1,057	$ 7,184	$ 3,365
Weighted average basic shares outstanding	13,520	13,714	13,513	13,714
Basic earnings per share	$ 0.27	$ 0.08	$ 0.53	$ 0.08

Diluted earnings per share:
Income available to common shareholders	$ 3,610	$ 1,057	$ 7,184	$ 3,365
Weighted average basic shares outstanding	13,520	13,714	13,513	13,714
Effect of dilutive securities:
Stock options	131	-	109	-
Unearned restricted stock awards	67	-	56	-
Weighted average diluted shares outstanding	13,718	13,714	13,678	13,714
Diluted earnings per share	$ 0.26	$ 0.08	$ 0.53	$ 0.08

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

Pro forma disclosures for the three months and six months ended June 30, 2003, utilizing the estimated fair value of the options granted, is as follows (dollars in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2003	June 30, 2003
Net income, as reported	$ 3,610	$ 7,184
Add: Stock-based compensation expense related to restricted stock
awards included in reported net income, net of related tax effects	98	196
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(162)	(324)
Pro forma net income	$ 3,546	$ 7,056
Basic earnings per share:
As reported	$ 0.27	$ 0.53
Pro forma	$ 0.26	$ 0.52
Diluted earnings per share:
As reported	$ 0.26	$ 0.53
Pro forma	$ 0.26	$ 0.52

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three months and six months ended June 30, 2003 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

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

For letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The Company had approximately $1.2 million of standby letters of credit on June 30, 2003. The fair value of the Company's standby letters of credit at June 30, 2003 was insignificant.

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

  legislative or regulatory changes that adversely affect our business;

  changes in consumer spending, borrowing and savings habits; and

  changes in accounting policies and practices, as generally accepted in the United States of America.

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

Average Balance Sheet

The following tables set forth certain information for the three months and six months ended June 30, 2003 and 2002. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Three Months Ended June 30,
	2003			2002
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 37,533	$ 113	1.21%	$ 35,774	$ 152	1.70%
Securities (1)	353,478	3,745	4.25%	334,130	4,761	5.72%
Loans (2)	794,319	13,587	6.86%	598,805	10,908	7.31%
Total earning assets	1,185,330	17,445	5.90%	968,709	15,821	6.55%

Non-earning assets	123,963			64,860
Total assets	$ 1,309,293			$ 1,033,569

Interest bearing liabilities:
Savings deposits	$ 170,367	$ 200	0.47%	$ 98,897	$ 292	1.18%
Money market accounts	164,507	328	0.80%	120,420	475	1.58%
NOW accounts	90,837	43	0.19%	58,034	74	0.51%
Time accounts	324,523	2,508	3.10%	285,182	3,236	4.55%
Borrowings (3)	277,029	2,747	3.98%	259,327	3,062	4.74%
Total interest bearing liabilities	1,027,263	5,826	2.27%	821,860	7,139	3.48%

Non-interest bearing deposits	96,522			38,074
Other non-interest bearing liabilities	14,795			15,479
Total liabilities	1,138,580			875,413
Shareholders' equity	170,713			158,156
Total liabilities and shareholders' equity	$ 1,309,293			$ 1,033,569
Net interest income		$ 11,619			$ 8,682

Net interest rate spread			3.63%			3.07%

Net earning assets	$ 158,067			$ 146,849

Net interest margin			3.93%			3.59%

Ratio of earning assets to total interest bearing
liabilities	115.39%			117.87%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses and net deferred loan fees and costs.
(3) Borrowings include mortgagors' escrow funds.

	For the Six Months Ended June 30,
	2003			2002
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 42,126	$ 250	1.20%	$ 30,994	$ 260	1.69%
Securities (1)	347,967	7,942	4.60%	315,364	9,185	5.87%
Loans (2)	790,289	27,763	7.08%	599,644	22,085	7.43%
Total earning assets	1,180,382	35,955	6.14%	946,002	31,530	6.72%

Non-earning assets	124,526			65,763
Total assets	$ 1,304,908			$ 1,011,765

Interest bearing liabilities:
Savings deposits	$ 168,871	$ 537	0.64%	$ 107,577	$ 632	1.18%
Money market accounts	163,912	792	0.97%	118,284	968	1.65%
NOW accounts	89,412	131	0.30%	56,715	174	0.62%
Time accounts	323,687	5,164	3.22%	287,492	6,729	4.72%
Borrowings (3)	278,959	5,574	4.03%	258,699	6,109	4.76%
Total interest bearing liabilities	1,024,841	12,198	2.40%	828,767	14,612	3.56%

Non-interest bearing deposits	97,815			38,012
Other non-interest bearing liabilities	13,617			14,397
Total liabilities	1,136,273			881,176
Shareholders' equity	168,635			130,589
Total liabilities and shareholders' equity	$ 1,304,908			$ 1,011,765

Net interest income		$ 23,757			$ 16,918

Net interest rate spread			3.74%			3.16%

Net earning assets	$ 155,541			$ 117,235

Net interest margin			4.06%			3.61%

Ratio of earning assets to total interest bearing
liabilities	115.18%			114.15%

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
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2003 vs. 2002			2003 vs. 2002
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing deposits	$ (46)	$ 7	$ (39)	$ (88)	$ 78	$ (10)
Securities	(1,280)	264	(1,016)	(2,125)	882	(1,243)
Loans	(706)	3,385	2,679	(1,080)	6,758	5,678
Total earning assets	(2,032)	3,656	1,624	(3,293)	7,718	4,425

Interest bearing liabilities:
Savings accounts	(233)	141	(92)	(362)	267	(95)
Money market accounts	(284)	137	(147)	(477)	301	(176)
NOW accounts	(60)	29	(31)	(115)	72	(43)
Time accounts	(1,131)	403	(728)	(2,334)	769	(1,565)
Borrowings	(514)	199	(315)	(987)	452	(535)
Total interest bearing liabilities	(2,222)	909	(1,313)	(4,275)	1,861	(2,414)

Net interest income	$ 190	$ 2,747	$ 2,937	$ 982	$ 5,857	$ 6,839

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets were $1.3 billion at June 30, 2003, which is $29.8 million lower than at December 31, 2002. Cash and cash equivalents decreased $18.9 million, while securities available-for-sale and loans receivable decreased $5.6 million and $1.3 million, respectively. Prepayment of securities available-for-sale and loans receivable increased as interest rates continued at very low levels, and more than offset reinvestment activity. The cash received from prepayments was used to paydown $24.1 million in borrowings as the Company did not feel investment of the funds at current interest rate levels was warranted. There were no significant changes in the composition of the Company's security or loan portfolios from the end of 2002.

Non-performing loans totaled $8.7 million or 1.08% of loans at June 30, 2003, compared to $11.0 million or 1.36% of loans at December 31, 2002. The reduction in non-performing loans occurred primarily in the commercial real estate portfolio as the Company was paid in full on one relationship totaling $848,000, and one loan totaling $1.3 million was returned to accruing status because of improvement in the prospects for full payment of the loan.

The following table sets forth information regarding non-performing loans and assets.

	At June 30,	At December 31,
	2003	2002
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 738	$ 1,048
Commercial real estate	3,766	5,987
Commercial	3,113	3,302
Consumer (1)	468	185
Total non-accruing loans	8,085	10,522
Accruing loans delinquent 90 days or more	578	461
Total non-performing loans	8,663	10,983
Other real estate owned	2,938	3,092
Total non-performing assets	$ 11,601	$ 14,075
Total non-performing loans to total loans	1.08%	1.36%
Total non-performing assets to total assets	0.89%	1.06%
Allowance for loan losses to non-performing loans	127.47%	100.06%
Allowance for loan losses to total loans	1.37%	1.37%
_________________________
(1) Includes home equity loans.

Changes in the allowance for loan losses for the periods indicated are as follows (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Balance at beginning of period	$ 11,169	$ 7,999	$ 10,989	$ 7,934
Charge-offs	(567)	(101)	(1,009)	(616)
Recoveries	158	70	354	350
Provision for loan losses	283	350	709	650
Balance at end of period	$ 11,043	$ 8,318	$ 11,043	$ 8,318
Net charge-offs to average loans (annualized)	0.20%	0.02%	0.16%	0.09%

The increase in net charge-offs for the six months ended June 30, 2003, compared with the same period in 2002 is primarily attributed to an increase in consumer loan charge-offs related to the Herkimer acquisition, and continued efforts to resolve problem loans. We expect charge-offs to continue at elevated levels over the remainder of 2003.

Total deposits decreased $12.7 million, or 1.5% to $842.5 million at June 30, 2003, compared to $855.2 million at December 31, 2002. Certificates of deposit declined $10.0 million, or 3.0%, because the Company reduced its pricing on these products below much of the competition, which resulted in outflow to other banks.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General. Net income for the three months ended June 30, 2003 was $3.6 million, or $0.26 per diluted share, which was $2.6 million, or 241.5%, higher than the same period in 2002. The increase is primarily due to the acquisition of Herkimer Trust Corporation, Inc. ("Herkimer") on December 27, 2002, aggressive management of funding costs in a downward rate environment, and a $2.1 million contribution expense ($1.3 million after income taxes) to the SBU Bank Charitable Foundation in conjunction with the Bank's mutual holding company reorganization in April 2002. Return on assets and return on equity (annualized) were 1.11% and 8.48%, respectively, for the three months ended June 30, 2003, compared to 0.41% and 2.68%, respectively, for the same period in 2002.

Net Interest Income. Net interest income for the three months ended June 30, 2003 totaled $11.6 million, an increase of 33.8% over the $8.7 million for the same period in 2002. The net interest spread for the three months ended June 30, 2003 was 3.63% compared to 3.07% for the same period in 2002. The net interest margin for the three months ended June 30, 2003 and 2002 was 3.93% and 3.59%, respectively. The improvement in spread occurred as a result of acquiring generally higher yielding net earning assets from Herkimer, which had more of a commercial banking nature, and because the Company aggressively managed its funding costs in a downward rate environment. The cost of interest bearing liabilities was 2.27% for the three months ended June 30, 2003, compared with 3.48% for the second quarter of 2002, a reduction of 121 basis points. This reduction more than offset the 65 basis point reduction in the yield on earning assets period to period. The Company's ability to further reduce rates on deposits has diminished. The Company has priced its NOW, savings, and money market deposit account rates near the lowest in our marketplace, and at levels below most other local community banks. This deposit pricing strategy may make it more difficult for the Company to attract and/or retain deposits of these types. Because of the low level of interest rates, and continued downward repricing and refinancing of the Company's assets, the net interest rate margin has been under pressure. The net interest rate margin for the second quarter of 2003 declined 26 basis points from the 4.19% in the first three months of the year. If market rates continue to decline, or remain at their current low level, the Company's assets will continue to reprice downward, potentially further decreasing the Company's net interest margin.

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

We recorded a provision for loan losses of $283,000 for the three months ended June 30, 2003 compared to $350,000 for the same period in 2002. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. Non-interest income increased $1.2 million, or 73.4% to $2.7 million for the three months ended June 30, 2003, compared to $1.6 million for the same period in 2002. The increase is primarily attributed to an increase in fee generating deposit accounts and new products offered as a result of the Herkimer acquisition, as well as efforts to expand fee generating product lines such as the sale of title insurance and non-deposit investment products. Service fees increased $656,000, to $1.7 million for the three months ended June 30, 2003, compared with $1.1 million for the same period in 2002. The Company is now able to offer trust and asset management services which resulted in $160,000 in income for the three months ended June 30, 2003. Commissions on sales of non-deposit investment products increased $207,000 period to period, which is attributed to increased emphasis on this product line.

Non-Interest Expense. Non-interest expense increased $383,000, or 4.6% to $8.7 million for the three months ended June 30, 2003, compared to $8.3 million for the same period in 2002. The increase in non-interest expense is primarily due to operating as a larger, more geographically diverse company as a result of the Herkimer acquisition, as well as the ongoing costs of operating a publicly-traded company.

Salaries and employee benefits expense increased $1.3 million, or 41.3% to $4.6 million for the three months ended June 30, 2003. During the second quarter of 2003, the Company recognized $161,000 of expense related to its long-term stock-based incentive plan that was adopted late in 2002. The remaining increase in salary and employee benefits is primarily due to the additional employees retained from Herkimer to staff the branches acquired. The Company had 315 full time equivalent employees at June 30, 2003, compared to 222 one year earlier.

Occupancy and equipment expense increased $161,000, or 21.9% primarily due to an increase in utilities, real estate taxes, rent and maintenance expenses related to the increase in the number of branches. The Company had nine branches at June 30, 2002, compared with 16 at June 30, 2003.

Professional services increased $116,000, or 27.5% and is primarily attributed to increased legal and auditing fees incurred as a publicly-traded company and an increase in item processing costs due to increased account volume.

Technology expense increased $191,000, or 33.3% and is primarily due to an increase in computer and ATM expenses, again related to the increased locations and volume related primarily to the Herkimer acquisition, as well as a $122,000 increase in hardware expense primarily attributable to the cost of replacing personal computers.

Contribution expense declined $2.0 million due to the $2.1 million contribution to establish the SBU Bank Charitable Foundation in April 2002.

Amortization of the core deposit and trust intangible assets related to Herkimer was $253,000 for the three months ended June 30, 2003. Additionally, the Company recorded $69,000 of expense related to covenants not to compete from former Herkimer employees. The Company had no such expenses in the same period in 2002.

Income Tax Expense. Income tax expense was $1.8 million on income before taxes of $5.4 million for the three months ended June 30, 2003, resulting in an effective tax rate of 33.0% compared to income tax expense of $551,000 on income before taxes of $1.6 million for the same period in 2002, resulting in an effective tax rate of 34.3%.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

General. Net income for the six months ended June 30, 2003 was $7.2 million, or $0.53 per diluted share, which was $3.8 million, or 113.5%, higher than the same period in 2002. The increase is primarily due to the factors discussed in the quarterly comparison. Return on assets and return on equity (annualized) were 1.11% and 8.59%, respectively, for the six months ended June 30, 2003, compared to 0.67% and 5.20%, respectively, for the same period in 2002.

Net Interest Income. Net interest income for the six months ended June 30, 2003 totaled $23.8 million, an increase of 40.4% over the $16.9 million for the same period in 2002. The net interest spread for the six months ended June 30, 2003 was 3.74% compared to 3.16% for the same period in 2002. The net interest margin for the six months ended June 30, 2003 and 2002 was 4.06% and 3.61%, respectively. The cost of interest bearing liabilities was 2.40% for the six months ended June 30, 2003, compared with 3.56% for the first six months of 2002, a reduction of 116 basis points. This reduction more than offset the 58 basis point reduction in the yield on earning assets period to period.

Provision for Loan Losses. We recorded a provision for loan losses of $709,000 for the six months ended June 30, 2003 compared to $650,000 for the same period in 2002. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. Non-interest income increased $2.0 million, or 65.5% to $5.2 million for the six months ended June 30, 2003, compared to $3.1 million for the same period in 2002. Service fees increased $1.2 million, to $3.2 million for the six months ended June 30, 2003, compared with $2.0 million for the same period in 2002. Trust and asset management services income was $269,000 for the six months ended June 30, 2003, versus none in the same period in 2002. Commissions on sales of non-deposit investment products increased $407,000 period to period.

Non-Interest Expense. Non-interest expense increased $3.1 million, or 21.2% to $17.5 million for the six months ended June 30, 2003, compared to $14.4 million for the same period in 2002.

Salaries and employee benefits expense increased $2.7 million, or 42.1% to $9.1 million for the six months ended June 30, 2003. The expense of the Company's long-term stock-based incentive plan was $322,000 for the first six months of 2002, versus none for the first half of 2002. Additionally, the expense of the Company's employee stock ownership plan increased $203,000, which is primarily attributed to an increase in the Company's stock price, which increases ESOP expense, and a full six months of expense in 2003. The remainder of the increase is attributed to the increased staffing levels as previously discussed.

Occupancy and equipment expense increased $528,000, or 38.0% primarily due to an increase in utilities, real estate taxes, rent and maintenance expenses related to the increase in the number of branches.

Professional services increased $325,000, or 42.2%, and technology expense increased $365,000, or 32.0%, both of which increases are attributed to the factors discussed for the quarter.

Amortization of the core deposit and trust intangible assets related to Herkimer was $506,000 for the six months ended June 30, 2003. Additionally, the Company recorded $138,000 of expense related to covenants not to compete from former Herkimer employees. The Company had no such expenses in the same period in 2002.

Income Tax Expense. Income tax expense was $3.6 million on income before taxes of $10.7 million for the six months ended June 30, 2003, resulting in an effective tax rate of 33.1% compared to income tax expense of $1.6 million on income before taxes of $5.0 million for the same period in 2002, resulting in an effective tax rate of 32.3%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At June 30, 2003 we had $267.9 million in outstanding borrowings.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the six months ended June 30, 2003, loan originations totaled $158.3 million. For the year ended December 31, 2002, loan originations totaled $239.3 million. Purchases of securities were $96.1 million for the six months ended June 30, 2003. Purchases of securities were $88.2 million for the year ended December 31, 2002.

At June 30, 2003, we had loan commitments to borrowers of approximately $105.9 million, and letters of credit of approximately $1.2 million. Total deposits decreased $12.7 million during the six months ended June 30, 2003. Total deposits increased $250.2 million during the year ended December 31, 2002, primarily due to the Herkimer acquisition. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $200.6 million at June 30, 2003. Based on our deposit retention experience we anticipate that a significant portion of these time deposits will be retained, though our current deposit pricing strategy may result in increased outflows. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, the Company will readjust its deposit pricing strategy or take other measures, such as not reinvesting security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $30 million of our FHLB advances at June 30, 2003 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The first advance totals $10 million, has a rate of 6.15% and matures in October 2003. The second advance totals $20 million, has a rate of 6.31% and matures in August 2005. Given the current interest rate levels, we do not anticipate that these advances will be called in the near term.

On an unconsolidated basis at the holding company level, the Company's primary sources of funds are net proceeds from capital offerings, dividends from the Bank, and investment income. The main use of liquidity is the payment of dividends to common stockholders. At June 30, 2003, the Company had $24.4 million of cash and securities available-for-sale at the holding company level on an unconsolidated basis. Because of the substantial level of cash at the Company, the Bank has not paid dividends to the Company. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions. At June 30, 2003, the Bank had the ability to pay dividends of $24.6 million to the Company without the prior approval of the OTS.

At June 30, 2003, both the Bank and SBU Municipal Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at June 30, 2003 was $128.8 million and $107.2 million, respectively, or 10.20% and 8.48% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $63.2 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At June 30, 2003, the Bank's total risk-based capital ratio was 14.86%.

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

The following sets forth the result of our net interest income simulation model as of June 30, 2003.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	47,131	(702)	-1.47%
Flat	47,833	-	-
+100	47,667	(166)	-0.35%
+200	47,460	(373)	-0.78%
+300	47,199	(634)	-1.33%

The above table indicates that as of June 30, 2003, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 0.78%, or $373,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 1.47%, or $702,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of shareholders on April 23, 2003. At the meeting, proposals to (i) elect Directors R.W. Burrows, Gordon M. Hayes, Jr., Dr. Marybeth K. McCall and William Schrauth for three-year terms, and (ii) ratify the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2003 were approved. The votes cast for and against these proposals, and the number of abstentions with respect to each of these proposals, were as follows:

Election of Directors

	For	Withheld
R.W. Burrows	13,273,171	59,781
Gordon M. Hayes, Jr.	13,278,148	54,804
Dr. Marybeth K. McCall	13,278,244	54,708
William Schrauth	13,203,904	129,048

Ratification of KPMG LLP as Independent Auditors

For	Against	Abstentions
13,287,620	43,049	2,283

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed a Current Report on Form 8-K reporting the press release announcing the Company's financial results for the quarter ended March 31, 2003, and a Form 8-K announcing its cash dividend for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated 7/22/03

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated 7/22/03

Steven A. Covert
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

99.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.