Form 10-Q
period 2003-09-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2003-10-28
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003

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

YES X NO ___

As of October 28, 2003, there were issued and outstanding 14,190,806 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2003	2002
Assets	(In thousands except share data)
Cash and due from banks	$ 25,762	$ 45,868
Federal funds sold	6,700	39,111
Cash and cash equivalents	32,462	84,979
Securities available-for-sale, at fair value	346,168	344,133
Securities held-to-maturity (fair value of $1,342 at September 30, 2003
and $1,567 at December 31, 2002)	1,342	1,567
Federal Home Loan Bank of New York ("FHLB") stock	12,250	12,350
Loans held for sale	1,323	5,054
Loans receivable	809,509	804,556
Less: Allowance for loan losses	(9,536)	(10,989)
Net loans receivable	799,973	793,567
Premises and equipment, net	13,716	14,511
Land and buildings held for sale	3,359	3,397
Accrued interest receivable	5,369	5,973
Bank-owned life insurance	23,793	22,826
Other real estate owned	2,741	3,092
Goodwill	34,523	34,523
Other intangible assets, net	3,538	4,461
Other assets	4,557	3,070
Total Assets	$ 1,285,114	$ 1,333,503

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 101,349	$ 103,935
Interest bearing	715,674	751,276
Total deposits	817,023	855,211
Borrowings	273,491	291,971
Mortgagors' escrow funds	2,470	5,624
Other liabilities	18,973	15,260
Total liabilities	1,111,957	1,168,066

Shareholders' Equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,216,875 shares issued at September 30, 2003 and December 31, 2002	1,422	1,422
Additional paid-in capital	63,040	62,683
Retained earnings	112,924	103,593
Accumulated other comprehensive income	2,740	5,575
Treasury stock (12,796 shares at September 30, 2003 and December 31, 2002)	(170)	(170)
Unallocated ESOP shares (422,242 shares at September 30, 2003 and 460,627
shares at December 31, 2002)	(4,222)	(4,606)
Unearned restricted stock awards	(2,577)	(3,060)
Total shareholders' equity	173,157	165,437
Total Liabilities and Shareholders' Equity	$ 1,285,114	$ 1,333,503

See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(In thousands except share data)
Interest income:
Loans, including fees	$ 13,438	$ 11,133	$ 41,200	$ 33,218
Federal funds sold and interest bearing deposits	70	137	321	397
Securities	3,486	4,573	11,428	13,758
Total interest income	16,994	15,843	52,949	47,373

Interest expense:
Deposits:
Savings accounts	154	258	691	890
Money market accounts	272	455	1,064	1,423
Time accounts	2,298	2,854	7,463	9,583
NOW accounts	34	76	164	250
	2,758	3,643	9,382	12,146
Borrowings:
Repurchase agreements	78	162	394	482
FHLB advances	2,493	2,865	7,721	8,591
Mortgagors' escrow funds	38	45	68	108
	2,609	3,072	8,183	9,181
Total interest expense	5,367	6,715	17,565	21,327
Net interest income	11,627	9,128	35,384	26,046
Provision for loan losses	391	200	1,100	850
Net interest income after provision for loan losses	11,236	8,928	34,284	25,196

Non-interest income:
Service fees	2,018	1,044	5,177	3,053
Trust and investment services	475	186	1,420	519
Income from bank-owned life insurance	330	331	967	967
Net loss on sale of securities available-for-sale	-	-	-	(19)
Net gain on sale of loans	338	145	584	272
Other income	80	292	253	323
Total non-interest income	3,241	1,998	8,401	5,115

Non-interest expense:
Salaries and employee benefits	4,855	3,467	13,939	9,860
Occupancy and equipment expense	857	643	2,774	2,032
Writedown of land and buildings held for sale	-	-	32	34
Marketing expense	204	186	747	872
Professional services	640	489	1,735	1,259
Technology expense	669	513	2,174	1,653
Contribution expense	18	53	131	2,235
Amortization of intangible assets	292	-	936	-
Other expense	1,465	985	3,995	2,802
Total non-interest expense	9,000	6,336	26,463	20,747
Income before income tax expense	5,477	4,590	16,222	9,564
Income tax expense	1,862	1,479	5,423	3,088
Net income	$ 3,615	$ 3,111	$ 10,799	$ 6,476

Basic earnings per share	$ 0.27	$ 0.23	$ 0.80	$ 0.30
Diluted earnings per share	$ 0.26	$ 0.23	$ 0.79	$ 0.30

See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)
Balance at December 31, 2001	$ -	$ -	$ 96,373	$ 3,775	$ -	$ -	$ -	$100,148
Net income	-	-	6,476	-	-	-	-	6,476
Other comprehensive income, net of tax	-	-	-	2,546	-	-	-	2,546
Cash dividends ($0.05 per minority share)	-	-	(304)	-	-	-	-	(304)
Net proceeds from sale of common stock in
initial public offering (6,397,594 shares), net of
offering costs of $2,043	640	61,293	-	-	-	-	-	61,933
Initial capital contribution and issuance of shares
to Partners Trust, MHC (7,627,353 shares)	763	(763)	(100)	-	-	-	-	(100)
Charitable contribution of common stock to SBU
Bank Charitable Foundation (191,928 shares)	19	1,900	-	-	-	-	-	1,919
Common stock acquired by ESOP (511,808 shares)	-	-	-	-	-	(5,118)	-	(5,118)
ESOP shares committed to be released for								-
allocation (34,059 shares)	-	169	-	-	-	341	-	510
Balance at September 30, 2002	$ 1,422	$ 62,599	$ 102,445	$ 6,321	$ -	$ (4,777)	$ -	$168,010

Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593	$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$165,437
Net income	-	-	10,799	-	-	-	-	10,799
Other comprehensive loss, net of tax	-	-	-	(2,835)	-	-	-	(2,835)
Cash dividends ($0.24 per minority share)	-	-	(1,468)	-	-	-	-	(1,468)
ESOP shares committed to be released for
allocation (38,385 shares)	-	357	-	-	-	384	-	741
Amortization of unearned restricted stock awards	-	-	-	-	-	-	483	483
Balance at September 30, 2003	$ 1,422	$ 63,040	$ 112,924	$ 2,740	$ (170)	$ (4,222)	$ (2,577)	$173,157

See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2003	2002
	(In thousands)
Net cash provided by operating activities	$ 25,341	$ 4,006

Investing activities:
Purchases of securities held-to-maturity	(559)	(99)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	784	145
Purchases of securities available-for-sale	(153,111)	(87,900)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	144,693	74,826
Proceeds from sales of securities available-for-sale	-	1,320
Purchases of FHLB stock	(250)	-
Redemptions of FHLB stock	350	-
Net loans made to customers	(8,355)	(6,525)
Purchases of premises and equipment	(648)	(770)
Proceeds from sale of equipment	61	-
Proceeds from sale of land and buildings held for sale	-	403
Proceeds from sales of other real estate owned	467	369
Net cash used in investing activities	(16,568)	(18,231)

Financing activities:
Net decrease in deposits	(38,188)	(26,561)
Net decrease in mortgagors' escrow funds	(3,154)	(3,065)
Net decrease in borrowings	(18,480)	(2,128)
Net proceeds from sale of common stock	-	61,933
Purchase of shares of common stock by ESOP	-	(5,118)
Capitalization of Partners Trust, MHC	-	(100)
Cash dividends	(1,468)	(304)

Net cash (used in) provided by financing activities	(61,290)	24,657

Net (decrease) increase in cash and cash equivalents	(52,517)	10,432

Cash and cash equivalents at beginning of period	84,979	32,057

Cash and cash equivalents at end of period	$ 32,462	$ 42,489

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 17,934	$ 21,798
Income taxes	3,782	4,018

Non-cash investing activity:
Transfer of loans to other real estate owned	$ 48	$ 408

	See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$ 3,615	$ 3,111	$ 10,799	$ 6,476
Other comprehensive (loss) income, net of tax:
(Decrease) increase in unrealized holding gains on
securities available-for-sale (pre-tax, ($3,167), $2,807,
($4,724) and $4,225)	(1,900)	1,685	(2,835)	2,535
Reclassification adjustment for net loss on sales of
available-for-sale securities realized in net income
(pre-tax amounts of $ -, $ -, $ - and $19)	-	-	-	11
Total other comprehensive (loss) income	(1,900)	1,685	(2,835)	2,546
Comprehensive income	$ 1,715	$ 4,796	$ 7,964	$ 9,022

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Partners Trust Financial Group, Inc. (the "Company"), its wholly-owned subsidiary SBU Bank (the "Bank") and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or any other interim period.

The data in the consolidated balance sheet for December 31, 2002 was derived from the Company's 2002 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002. That data, along with the interim financial information presented in the consolidated balance sheet, statements of income, statements of changes in shareholders' equity, condensed statements of cash flows and statements of comprehensive income should be read in conjunction with the 2002 consolidated financial statements, including the notes thereto.

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

The following table summarizes the Company's intangible assets that are subject to amortization:

	September 30, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Core deposit intangible	$ 3,839	$ 720	$ 3,119
Mortgage servicing rights	4,027	3,776	251
Other intangible assets	384	216	168
Total	$ 8,250	$ 4,712	$ 3,538

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

2. Business Combination (Continued)

	December 31, 2002
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Core deposit intangible	$ 3,839	$ -	$ 3,839
Mortgage servicing rights	3,960	3,722	238
Other intangible assets	384	-	384
Total	$ 8,183	$ 3,722	$ 4,461

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

Presented below is certain unaudited pro forma information for the three months and nine months ended September 30, 2002, as if Herkimer had been acquired on January 1, 2002. These results combine the historical results of Herkimer into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company achieved operating cost savings as a result of the merger, which are not reflected in the pro forma amounts presented.

(in thousands)	Three months ended	Nine months ended
	September 30, 2002	September 30, 2002
Net interest income	$ 12,281	$ 35,341
Provision for loan losses	(445)	(1,410)
Non-interest income	2,805	7,294
Non-interest expense	(10,233)	(31,673)
Income tax expense	(1,402)	(2,757)
Net income	$ 3,006	$ 6,795

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

3. Earnings Per Share (Continued)

The following summarizes the computation of earnings per share for the three months and nine months ended September 30, 2003 and 2002 (in thousands except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic earnings per share:
Income available to common shareholders	$ 3,615	$ 3,111	$ 10,799	$ 4,168
Weighted average basic shares outstanding	13,532	13,731	13,520	13,722
Basic earnings per share	$ 0.27	$ 0.23	$ 0.80	$ 0.30

Diluted earnings per share:
Income available to common shareholders	$ 3,615	$ 3,111	$ 10,799	$ 4,168
Weighted average basic shares outstanding	13,532	13,731	13,520	13,722
Effect of dilutive securities:
Stock options	172	-	130	-
Unearned restricted stock awards	86	-	65	-
Weighted average diluted shares outstanding	13,790	13,731	13,715	13,722
Diluted earnings per share	$ 0.26	$ 0.23	$ 0.79	$ 0.30

Prior to the initial public offering on April 3, 2002, earnings per share are not applicable as there were no shares outstanding. As such, the earnings per share calculation for the nine months ended September 30, 2002 do not include earnings prior to April 3, 2002.

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

Notes to Unaudited Consolidated Financial Statements

4. Stock-Based Compensation (Continued)

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period of the awards.

Pro forma disclosures for the three months and nine months ended September 30, 2003, utilizing the estimated fair value of the options granted, is as follows (dollars in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003
Net income, as reported	$ 3,615	$ 10,799
Add: Stock-based compensation expense related to restricted stock
awards included in reported net income, net of related tax effects	98	294
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(162)	(487)
Pro forma net income	$ 3,551	$ 10,606
Basic earnings per share:
As reported	$ 0.27	$ 0.80
Pro forma	$ 0.26	$ 0.78
Diluted earnings per share:
As reported	$ 0.26	$ 0.79
Pro forma	$ 0.26	$ 0.78

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three months and nine months ended September 30, 2003 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

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

For letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The Company had approximately $982,000 of standby letters of credit on September 30, 2003. The fair value of the Company's standby letters of credit at September 30, 2003 was insignificant.

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

Average Balance Sheet

The following tables set forth certain information for the three months and nine months ended September 30, 2003 and 2002. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Three Months Ended September 30,
	2003			2002
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 28,474	$ 70	0.98%	$ 32,340	$ 137	1.68%
Securities (1)	342,752	3,486	4.04%	328,678	4,573	5.52%
Loans (2)	797,740	13,438	6.68%	601,784	11,133	7.34%
Total earning assets	1,168,966	16,994	5.77%	962,802	15,843	6.53%

Non-earning assets	124,051			66,347
Total assets	$ 1,293,017			$ 1,029,149

Interest bearing liabilities:
Savings deposits	$ 167,486	$ 154	0.36%	$ 102,948	$ 258	0.99%
Money market accounts	157,972	272	0.68%	116,631	455	1.55%
NOW accounts	93,325	34	0.14%	57,608	76	0.52%
Time accounts	309,681	2,298	2.94%	272,053	2,854	4.16%
Borrowings (3)	273,222	2,609	3.79%	261,846	3,072	4.65%
Total interest bearing liabilities	1,001,686	5,367	2.13%	811,086	6,715	3.28%

Non-interest bearing deposits	101,783			38,583
Other non-interest bearing liabilities	14,997			14,185
Total liabilities	1,118,466			863,854
Shareholders' equity	174,551			165,295
Total liabilities and shareholders'
equity	$ 1,293,017			$ 1,029,149

Net interest income		$ 11,627			$ 9,128

Net interest rate spread			3.64%			3.25%

Net earning assets	$ 167,280			$ 151,716

Net interest margin			3.95%			3.76%

Ratio of earning assets to total
interest bearing liabilities	116.70%			118.71%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses and net deferred loan fees and costs.
(3) Borrowings include mortgagors' escrow funds.

	For the Nine Months Ended September 30,
	2003			2002
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 37,526	$ 321	1.14%	$ 31,448	$ 397	1.69%
Securities (1)	346,209	11,428	4.41%	319,290	13,758	5.76%
Loans (2)	792,800	41,200	6.95%	600,366	33,218	7.40%
Total earning assets	1,176,535	52,949	6.02%	951,104	47,373	6.66%

Non-earning assets	124,365			65,855
Total assets	$ 1,300,900			$ 1,016,959

Interest bearing liabilities:
Savings deposits	$ 168,405	$ 691	0.55%	$ 106,013	$ 890	1.12%
Money market accounts	161,910	1,064	0.88%	117,621	1,423	1.62%
NOW accounts	90,730	164	0.24%	57,016	250	0.59%
Time accounts	318,967	7,463	3.13%	282,289	9,583	4.54%
Borrowings (3)	277,026	8,183	3.95%	259,759	9,181	4.73%
Total interest bearing liabilities	1,017,038	17,565	2.31%	822,698	21,327	3.47%

Non-interest bearing deposits	99,152			38,205
Other non-interest bearing liabilities	14,081			14,331
Total liabilities	1,130,271			875,234
Shareholders' equity	170,629			141,725
Total liabilities and shareholders'
equity	$ 1,300,900			$ 1,016,959

Net interest income		$ 35,384			$ 26,046

Net interest rate spread			3.71%			3.19%

Net earning assets	$ 159,497			$ 128,406

Net interest margin			4.02%			3.66%

Ratio of earning assets to total
interest bearing liabilities	115.68%			115.61%

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
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2003 vs. 2002			2003 vs. 2002
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ (52)	$ (15)	$ (67)	$ (144)	$ 68	$ (76)
Securities	(1,276)	189	(1,087)	(3,418)	1,088	(2,330)
Loans	(1,066)	3,371	2,305	(2,121)	10,103	7,982
Total earning assets	(2,394)	3,545	1,151	(5,683)	11,259	5,576

Interest bearing liabilities:
Savings accounts	(215)	111	(104)	(580)	381	(199)
Money market accounts	(309)	126	(183)	(784)	425	(359)
NOW accounts	(73)	31	(42)	(190)	104	(86)
Time accounts	(914)	358	(556)	(3,251)	1,131	(2,120)
Borrowings	(591)	128	(463)	(1,579)	581	(998)
Total interest bearing liabilities	(2,102)	754	(1,348)	(6,384)	2,622	(3,762)

Net interest income	$ (292)	$ 2,791	$ 2,499	$ 701	$ 8,637	$ 9,338

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets were $1.3 billion at September 30, 2003, which is $48.4 million lower than at December 31, 2002. Cash and cash equivalents decreased $52.5 million, while loans receivable increased $5.0 million. The decrease in cash and cash equivalents was primarily caused by a $38.2 million outflow of deposits as later discussed. In addition, the Company paid down $18.5 million in borrowings as the Company did not consider investment of the cash at current interest rates was warranted. There were no significant changes in the composition of the Company's security or loan portfolios from the end of 2002.

Non-performing loans totaled $6.3 million or 0.78% of loans at September 30, 2003, compared to $11.0 million or 1.36% of loans at December 31, 2002. The reduction in non-performing loans occurred in the commercial real estate and commercial portfolios. The Company was paid in full on one non-performing commercial real estate relationship totaling $848,000, and one commercial real estate loan totaling $1.3 million was returned to accruing status because of improvement in the prospects for full payment of the loan. Additionally, a $2.0 million commercial loan secured by patents was removed from non-performing assets through receipt of $500,000 and a $1.5 million charge-off. Management previously provided for this loss in the allowance for loan losses, and as such, this charge-off did not significantly affect earnings.

The following table sets forth information regarding non-performing loans and assets.

	At September 30,	At December 31,
	2003	2002
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,095	$ 1,048
Commercial real estate	3,542	5,987
Commercial	918	3,302
Consumer (1)	452	185
Total non-accruing loans	6,007	10,522
Accruing loans delinquent 90 days or more	336	461
Total non-performing loans	6,343	10,983
Other real estate owned	2,741	3,092
Total non-performing assets	$ 9,084	$ 14,075
Total non-performing loans to total loans	0.78%	1.36%
Total non-performing assets to total assets	0.71%	1.06%
Allowance for loan losses to non-performing loans	150.34%	100.05%
Allowance for loan losses to total loans (2)	1.18%	1.37%
_________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

The largest non-accruing commercial real estate loan totaled $2.4 million at September 30, 2003. This loan is secured by two medical office buildings in the Company's market area, and management believes the net realizable value of the property exceeds the loan balance. The remaining $1.2 million in non-accruing commercial real estate loans is comprised of 11 loans, the largest of which is $522,000. The $918,000 in non-accruing commercial loans at September 30, 2003 consisted of 14 loans, the largest of which was $338,000.

The allowance coverage to total loans declined to 1.18% at September 30, 2003, from 1.37% at the end of 2002. This reduction was considered reasonable given the substantial improvement in non-performing loans during the period, and was effected through the level of provision for loan losses as more fully discussed below.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $7.9 million in loans that warrant increased attention at September 30, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at September 30, 2003. None of these loans was considered impaired and as such, no specific impairment allowance was established for these loans.

Changes in the allowance for loan losses for the periods indicated are as follows (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Balance at beginning of period	$ 11,043	$ 8,318	$ 10,989	$ 7,934
Charge-offs	(2,013)	(232)	(3,022)	(848)
Recoveries	115	60	469	410
Provision for loan losses	391	200	1,100	850
Balance at end of period	$ 9,536	$ 8,346	$ 9,536	$ 8,346
Net charge-offs to average loans (annualized)	0.93%	0.11%	0.42%	0.10%

The allowance for loan losses declined $1.5 million from the end of 2002, to $9.5 million at September 30, 2003, the result of charge-offs exceeding recoveries and provisioning for the period.

The increase in net charge-offs for the nine months ended September 30, 2003, compared with the same period in 2002 is primarily attributed to the $1.5 million charge-off previously discussed, an increase in consumer loan charge-offs from loans acquired in the Herkimer acquisition, and continued efforts to resolve problem loans. We expect charge-offs to continue at elevated levels for the remainder of 2003, though not as high as the third quarter of 2003.

The increased level of charge-offs resulted in increased provisions for loan losses for both the three and nine-month periods ended September 30, 2003, when compared with the same periods in 2002.

Total deposits decreased $38.2 million, or 4.5% to $817.0 million at September 30, 2003, compared to $855.2 million at December 31, 2002. Certificates of deposit declined $25.2 million, or 7.7%, because the Company reduced its pricing on these products below much of the competition, which resulted in outflow to other banks.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General. Net income for the three months ended September 30, 2003 was $3.6 million, or $0.26 per diluted share, which was $504,000, or 16.2%, higher than the same period in 2002. The increase is primarily due to the acquisition of Herkimer Trust Corporation, Inc. ("Herkimer") on December 27, 2002. Return on assets and return on equity (annualized) were 1.11% and 8.22%, respectively, for the three months ended September 30, 2003, compared to 1.20% and 7.47%, respectively, for the same period in 2002.

Net Interest Income. Net interest income for the three months ended September 30, 2003 totaled $11.6 million, an increase of 27.4% over the $9.1 million for the same period in 2002. The net interest spread for the three months ended September 30, 2003 was 3.64% compared to 3.25% for the same period in 2002. The net interest margin for the three months ended September 30, 2003 and 2002 was 3.95% and 3.76%, respectively. The improvement in spread occurred as a result of acquiring generally higher yielding net earning assets from Herkimer, which had more of a commercial banking nature, and because the Company aggressively managed its funding costs in a downward rate environment. The cost of interest bearing liabilities was 2.13% for the three months ended September 30, 2003, compared with 3.28% for the third quarter of 2002, a reduction of 115 basis points. This reduction more than offset the 76 basis point reduction in the yield on earning assets period to period. The Company's ability to further reduce rates on deposits has diminished. The Company has priced its deposit account rates near the lowest in our marketplace, and at levels below most other local community banks. This deposit pricing strategy may make it more difficult for the Company to attract and/or retain deposits and has resulted in the outflow of certificates of deposit as previously discussed. Due to competitive pressure, the Company may be forced to increase rates on deposits which will most likely decrease the Company's net interest margin. Although the Company has the ability to meet its liquidity needs through borrowings, the Company intends to retain core deposits and customer relationships. Furthermore, if market rates continue to decline, or remain at their current low level, the Company's assets will continue to reprice downward, which could also decrease the Company's net interest margin.

The Company had an investment of $12.3 million in Federal Home Loan Bank of New York (FHLBNY) common stock at September 30, 2003. The FHLBNY reported that it suspended the October dividend payment on this stock. This announcement had no impact on the Company's third quarter results, however fourth quarter earnings before tax compared to the third quarter of 2003, will be reduced by approximately $150,000. Future quarter earnings will be impacted to the extent the FHLBNY continues the dividend suspension or reduces the dividend amount from that previously paid.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to increase the allowance.

We recorded a provision for loan losses of $391,000 for the three months ended September 30, 2003 compared to $200,000 for the same period in 2002. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. Non-interest income increased $1.2 million, or 62.2% to $3.2 million for the three months ended September 30, 2003, compared to $2.0 million for the same period in 2002. The increase is primarily attributed to an increase in fee generating deposit accounts and new products offered as a result of the Herkimer acquisition, as well as efforts to expand fee generating product lines such as the sale of title insurance and non-deposit investment products. Service fees increased $974,000, to $2.0 million for the three months ended September 30, 2003, compared with $1.0 million for the same period in 2002. The Company is now able to offer trust and asset management services which resulted in $111,000 in income for the three months ended September 30, 2003. Commissions on sales of non-deposit investment products increased $178,000 period to period, which is primarily attributed to increased emphasis on this product line. Net gain on sale of loans was $338,000 for the three months ended September 30, 2003, compared with $145,000 in the same period of 2002, an increase of $193,000. In the third quarter of 2003 the Company recorded a $219,000 gain on the sale of agricultural loans acquired from Herkimer. These loans were classified as held for sale.

The results for the third quarter of 2002 were positively impacted by a $300,000 legal settlement. There was no such amount in the three months ended September 30, 2003.

Non-Interest Expense. Non-interest expense increased $2.7 million, or 42.0% to $9.0 million for the three months ended September 30, 2003, compared to $6.3 million for the same period in 2002. The increase in non-interest expense is primarily due to operating as a larger, more geographically diverse company as a result of the Herkimer acquisition.

Salaries and employee benefits expense increased $1.4 million, or 40.0% to $4.9 million for the three months ended September 30, 2003. During the third quarter of 2003, the Company recognized $161,000 of expense related to its long-term stock-based incentive plan that was adopted in the fourth quarter of 2002. The remaining increase in salary and employee benefits is primarily due to the additional employees retained from Herkimer to staff the branches acquired. The Company had 321 full time equivalent employees at September 30, 2003, compared to 222 one year earlier.

Occupancy and equipment expense increased $214,000, or 33.3% primarily due to an increase in utilities, real estate taxes, rent and maintenance expenses related to the increase in the number of branches. The Company had nine branches at September 30, 2002, compared with 16 at September 30, 2003.

Professional services increased $151,000, or 30.9% and is primarily attributed to increased legal fees incurred on a variety of matters and an increase in item processing costs due to increased account volume.

Technology expense increased $156,000, or 30.4% and is primarily due to an increase in computer and ATM expenses, again related to the increased locations and volume related primarily to the Herkimer acquisition.

Amortization of the core deposit and trust intangible assets related to Herkimer was $253,000 for the three months ended September 30, 2003. Additionally, the Company recorded $39,000 of expense related to covenants not to compete with a former Herkimer employee. The Company had no such expenses in the same period in 2002.

Other expense increased $480,000, or 48.7%, due to increases in a variety of expenses primarily attributed to the effect of the Herkimer acquisition.

Income Tax Expense. Income tax expense was $1.9 million on income before taxes of $5.5 million for the three months ended September 30, 2003, resulting in an effective tax rate of 34.0% compared to income tax expense of $1.5 million on income before taxes of $4.6 million for the same period in 2002, resulting in an effective tax rate of 32.2%.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

General. Net income for the nine months ended September 30, 2003 was $10.8 million, or $0.79 per diluted share, which was $4.3 million, or 66.8%, higher than the same period in 2002. The increase is primarily due to the factors discussed in the quarterly comparison. Return on assets and return on equity (annualized) were 1.11% and 8.46%, respectively, for the nine months ended September 30, 2003, compared to 0.85% and 6.11%, respectively, for the same period in 2002.

Net Interest Income. Net interest income for the nine months ended September 30, 2003 totaled $35.4 million, an increase of 35.9% over the $26.0 million for the same period in 2002. The net interest spread for the nine months ended September 30, 2003 was 3.71% compared to 3.19% for the same period in 2002. The net interest margin for the nine months ended September 30, 2003 and 2002 was 4.02% and 3.66%, respectively. The cost of interest bearing liabilities was 2.31% for the nine months ended September 30, 2003, compared with 3.47% for the first nine months of 2002, a reduction of 116 basis points. This reduction more than offset the 64 basis point reduction in the yield on earning assets period to period.

Provision for Loan Losses. We recorded a provision for loan losses of $1.1 million for the nine months ended September 30, 2003 compared to $850,000 for the same period in 2002. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. Non-interest income increased $3.3 million, or 64.2% to $8.4 million for the nine months ended September 30, 2003, compared to $5.1 million for the same period in 2002. Service fees increased $2.1 million, to $5.2 million for the nine months ended September 30, 2003, compared with $3.1 million for the same period in 2002. Trust and asset management services income was $380,000 for the nine months ended September 30, 2003, versus none in the same period in 2002. Commissions on sales of non-deposit investment products increased $521,000 period to period. Net gain on sale of loans was $584,000 for the nine months ended September 30, 2003, an increase of $312,000 from the same period in 2002. During the nine months ended September 30, 2003, the Company recorded a gain of $254,000 on the sale of agricultural loans acquired from Herkimer. These loans were classified as held for sale.

Non-Interest Expense. Non-interest expense increased $5.7 million, or 27.6% to $26.5 million for the nine months ended September 30, 2003, compared to $20.7 million for the same period in 2002.

Salaries and employee benefits expense increased $4.1 million, or 41.4% to $13.9 million for the nine months ended September 30, 2003. The expense of the Company's long-term stock-based incentive plan was $483,000 for the nine months ended September 30, 2003, versus none for the same period in 2002. Additionally, the expense of the Company's employee stock ownership plan increased $231,000, which is primarily attributed to an increase in the Company's stock price, which increases ESOP expense. The remainder of the increase is attributed to the increased staffing levels previously discussed.

Occupancy and equipment expense increased $742,000, or 36.5% primarily due to an increase in utilities, real estate taxes, rent and maintenance expenses related to the increase in the number of branches.

Professional services increased $476,000, or 37.8%, and technology expense increased $521,000, or 31.5%, both of which increases are attributed to the factors discussed for the quarter.

Contribution expense decreased $2.1 million due to the $2.1 million contribution to establish the SBU Bank Charitable Foundation in April 2002.

Amortization of the core deposit and trust intangible assets related to Herkimer was $759,000 for the nine months ended September 30, 2003. Additionally, the Company recorded $177,000 of expense related to covenants not to compete from former Herkimer employees. The Company had no such expenses in the same period in 2002.

Other expense increased $1.2 million, or 42.6% due to increases in a variety of expenses primarily attributed to the effect of the Herkimer acquisition.

Income Tax Expense. Income tax expense was $5.4 million on income before taxes of $16.2 million for the nine months ended September 30, 2003, resulting in an effective tax rate of 33.4% compared to income tax expense of $3.1 million on income before taxes of $9.6 million for the same period in 2002, resulting in an effective tax rate of 32.3%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At September 30, 2003 we had $273.5 million in outstanding borrowings.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the nine months ended September 30, 2003, loan originations totaled $239.9 million. For the year ended December 31, 2002, loan originations totaled $239.3 million. Purchases of securities were $153.7 million for the nine months ended September 30, 2003. Purchases of securities were $88.2 million for the year ended December 31, 2002.

At September 30, 2003, we had loan commitments to borrowers of approximately $89.9 million, and letters of credit of approximately $982,000. Total deposits decreased $38.2 million during the nine months ended September 30, 2003. Total deposits increased $250.2 million during the year ended December 31, 2002, primarily due to the Herkimer acquisition. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $195.0 million at September 30, 2003. Based on our deposit retention experience we anticipate that a significant portion of these time deposits will be retained, though our current deposit pricing strategy has resulted in increased outflows, which may continue. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, the Company will readjust its deposit pricing strategy or take other measures, such as not reinvesting security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $30 million of our FHLB advances at September 30, 2003 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The first advance totals $10 million, has a rate of 6.15% and matures in October 2003. The second advance totals $20 million, has a rate of 6.31% and matures in August 2005. Given the current interest rate levels, we do not anticipate that these advances will be called in the near term.

On an unconsolidated basis at the holding company level, the Company's primary sources of funds are net proceeds from capital offerings, dividends from the Bank, and investment income. The main use of liquidity is the payment of dividends to common stockholders. At September 30, 2003, the Company had $24.4 million of cash and securities available-for-sale at the holding company level on an unconsolidated basis. Because of the substantial level of cash at the Company, the Bank has not paid dividends to the Company. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions. At September 30, 2003, the Bank had the ability to pay dividends of $28.6 million to the Company without the prior approval of the OTS.

At September 30, 2003, both the Bank and SBU Municipal Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at September 30, 2003 was $132.6 million and $111.5 million, respectively, or 10.63% and 8.94% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $62.4 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At September 30, 2003, the Bank's total risk-based capital ratio was 16.20%.

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

The following sets forth the result of our net interest income simulation model as of September 30, 2003.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	48,539	(445)	-0.91%
Flat	48,984	-	-
+100	48,565	(419)	-0.86%
+200	48,189	(795)	-1.62%
+300	47,735	(1,249)	-2.55%

The above table indicates that as of September 30, 2003, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 1.62%, or $795,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 0.91%, or $445,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K on October 16, 2003 reporting the press release announcing the Company's financial results for the quarter ended June 30, 2003, a Form 8-K on July 23, 2003 announcing approval of a buyback program, and a Form 8-K on August 27, 2003 announcing its cash dividend for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated 10/28/03

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated 10/28/03

Steven A. Covert
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.