Form 10-K
period 2003-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2004-02-23
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2003

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

YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES X NO ____

The aggregate market value of Registrant's Common Stock held by non-affiliates as of January 27, 2004 was $228.6 million. As of June 30, 2003, there were issued and outstanding 14,204,079 shares of the Registrant's Common Stock.

PART I

ITEM 1. BUSINESS

General

Forward Looking Statements

This Form 10-K contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These statements are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and may include:

    statements regarding our business plans, and prospects;

    statements of our goals, intentions and expectations;

    statements regarding our growth and operating strategies;

    statements regarding the quality of our loan and investment portfolios; and

    estimates of our risks and future costs and benefits.

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

Partners Trust Financial Group, Inc.

Partners Trust Financial Group, Inc. (the "Company") is a Federal corporation that began operations on April 3, 2002 in connection with the conversion of SBU Bank (the "Bank") from a mutual savings bank to a stock savings bank and the completion of the Company's initial public offering ("IPO"). The Bank is a wholly-owned subsidiary of the Company and the Company is a majority-owned subsidiary of Partners Trust, MHC (the "MHC"), a mutual holding company.

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

On December 23, 2003, the Board of Directors of the MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization of Partners Trust, MHC (the "Plan") for the conversion and restructuring of the Company and the MHC into a full capital stock corporation. The Plan is subject to regulatory, depositor and stockholder approvals. Pursuant to the Plan, the reorganization will be effected in a manner that is consistent with applicable federal law and regulations. The reorganization will be accounted for as a change in corporate form with no resulting change in the historical basis of assets, liabilities and equity. Direct offering costs are being deferred and will be deducted from the proceeds of the shares sold in the offering. If the reorganization and conversion is not completed, all costs will be charged to expense. As of December 31, 2003 no costs had been deferred.

On December 23, 2003, the Company also signed a definitive merger agreement to acquire BSB Bancorp, Inc. ("BSB"), the holding company for BSB Bank & Trust Company. Under the agreement, following the conversion discussed in the preceding paragraph BSB will be merged into the reorganized Partners Trust. The acquisition will only occur if the conversion is completed. The consideration to be paid in the merger will be 40% cash and 60% stock. Shareholders of BSB will be able to elect either $36.00 in cash or 3.6 shares of common stock of the reorganized Partners Trust, subject to customary proration and allocation procedures. The conversion, offering and acquisition are expected to be completed in mid-2004, subject to regulatory and stockholder approvals. The acquisition is to occur immediately upon completion of the conversion. As of December 31, 2003, BSB has total assets of $2.21 billion, total deposits of $1.59 billion and total shareholders' equity of $146.3 million.

The Company does not employ any persons other than certain officers who are currently officers of the Bank, but utilizes the support staff of the Bank from time to time.

The Company's offices are located at the executive offices of the Bank at 233 Genesee Street, Utica, New York, 13501. Its telephone number is (315) 768-3000.

This annual report, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the Securities and Exchange Commission ("SEC") at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

The Company also makes its periodic and current reports available, free of charge, on its website, www.partnerstrust.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

Business of Partners Trust Financial Group, Inc.

Lending Activities

General. Historically, our principal lending activity has been the origination of fixed-rate and adjustable- rate mortgage loans collateralized by residential real estate located within our primary market area. We also originate commercial real estate loans, including multi-family residential real estate loans, commercial business loans, and consumer loans, including home equity loans.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.
	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$481,929	59.85%	$434,312	53.95%	$383,014	63.51%	$358,026	58.48%	$342,574	59.20%
Commercial real estate	139,555	17.33	170,430	21.17	127,750	21.18	143,297	23.40	134,304	23.21
Commercial	58,936	7.32	56,785	7.05	32,477	5.39	46,673	7.62	43,300	7.48
Consumer (1)	124,830	15.50	143,471	17.83	59,821	9.92	64,286	10.50	58,539	10.11

Total loans receivable (2)	805,250	100.00%	804,998	100.00%	603,062	100.00%	612,282	100.00%	578,717	100.00%

Less:
Net deferred fees and costs	446		442		437		508		502
Allowance for loan losses	8,608		10,989		7,934		7,564		9,328
Net loans receivable	$796,196		$793,567		$594,691		$604,210		$568,887

(1)	Includes home equity loans.
(2)	Excludes loans held for sale.

Loan Maturity and Repricing Schedule. The following table sets forth certain information as of December 31, 2003, regarding the amount of loans maturing or repricing in our portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.
				Ten
		One	Five	Through	Beyond
	Within One	Through	Through	Twenty	Twenty
	Year (2)	Five Years	Ten Years	Years	Years	Total
	(In thousands)
Residential real estate	$ 95,787	$ 207,416	$ 116,067	$ 58,029	$ 4,630	$ 481,929
Commercial real estate	47,290	85,870	6,382	13	-	139,555
Commercial	45,931	12,171	826	8	-	58,936
Consumer (1)	70,528	50,950	2,757	593	2	124,830

Total loans receivable (3)	$ 259,536	$ 356,407	$ 126,032	$ 58,643	$ 4,632	$ 805,250

(1) Includes home equity loans.
(2) Includes $240.2 million of loans that reprice within one year but that are scheduled to mature after one year.
(3) Excludes loans held for sale.

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2004. Adjustable- and floating-rate loans are included based on contractual maturities.
	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)

Residential real estate	$ 392,699	$ 83,821	$ 476,520
Commercial real estate	36,911	95,125	132,036
Commercial	20,473	37,037	57,510
Consumer (1)	94,981	24,906	119,887

Total loans receivable (2)	$ 545,064	$ 240,889	$ 785,953

(1) Includes home equity loans.
(2) Excludes loans held for sale.

Residential Mortgage Lending. We originate mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2003, residential mortgage loans totaled $481.9 million, or 59.9% of our total loan portfolio. The primary focus of our originators is to maintain and expand relationships with realtors and other key contacts in order to bring new mortgages to the Bank. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our mortgage loans generally have terms from 15 to 30 years, amortized on a monthly basis with principal and interest due each month. We offer a variety of terms and conditions to our mortgage customers which meet virtually any financing need. As of December 31, 2003, we offered the following residential mortgage loan products:

    Conventional fixed-rate loans with both monthly and biweekly payment options

    FHA and VA fixed-rate loans

    A wide variety of conventional adjustable-rate loans

    FHA adjustable-rate loans

    Conventional loans targeted at low and moderate income groups

    State of New York Mortgage Agency loans

    Construction/permanent loans

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Our conventional residential mortgage loans customarily contain "due on sale" clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgaged property.

The decision to originate loans for portfolio or for sale in the secondary market is made by our Asset/Liability Management Committee, and is based on our interest rate risk profile. Our current practice is to sell almost all newly originated conforming fixed-rate 30 year monthly payment loans in the secondary market and to hold biweekly fixed-rate loans, loans with terms of 15 years or less and adjustable-rate loans in our portfolio. We did, however, originate $40.4 million of conforming fixed-rate 30-year monthly payment loans for portfolio during 2003. FHA and VA loans are sold servicing-released while we retain servicing on all other loans sold. We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Certain loans with a loan-to-value ratio between 80% and 85% do not require private mortgage insurance but carry a higher interest rate and are underwritten to stricter standards. To a lesser extent, we originate non-conforming loans that may not satisfy the various requirements of the secondary market.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance real property, which generally consists of developed real estate. We have a diversified portfolio comprised of loans on apartment buildings, professional offices, retail establishments, and other properties. We have no exposure greater than 25% of the commercial real estate portfolio in any of these individual property types. At December 31, 2003, our commercial real estate loan portfolio totaled $139.6 million, or 17.3% of total loans. Most of the commercial real estate portfolio consists of loans secured by properties in an area of New York State bounded by Syracuse in the west and Albany in the east. To a lesser extent, commercial real estate loans are secured by properties located outside of that area but primarily in New York State. In underwriting commercial real estate loans, consideration is given to the property's historic and projected cash flow, current and projected occupancy, location and physical condition. We lend up to a maximum loan to value ratio of 75% (with certain exceptions made on a loan-by-loan basis) and require minimum debt coverage ratios depending on the property type involved.

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

Because of increased risks associated with commercial real estate loans, commercial real estate loans generally have a higher interest rate and shorter term than residential mortgage loans. Commercial real estate loans are generally offered at one to five year adjustable-rates tied to the Federal Home Loan Bank of New York advance rates. The term of such loans generally does not exceed ten years with amortization schedules of fifteen to twenty years.

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial lending, including business installment loans, lines of credit and other commercial loans. We focus on making commercial loans to small and medium sized businesses in a wide variety of industries located primarily in Onondaga, Oneida and Herkimer Counties. At December 31, 2003, our commercial loan portfolio totaled $58.9 million, or 7.3% of total loans.

Unless secured by a mortgage on commercial real estate, our commercial loans generally are limited to terms of seven years or less and have fixed interest rates or variable interest rates tied to the FHLB and prime rate, respectively. Whenever possible, we collateralize these loans with a lien on business assets and equipment and obtain the personal guarantees from principals of the borrower.

Commercial loans generally are considered to involve a higher degree of risk than residential mortgage loans. Such loans typically involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. In addition, commercial loans are in some cases unsecured, and if secured, the collateral may be subject to market obsolescence. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. We utilize the services of an outside loan review consultant to conduct reviews of the commercial loan and commercial real estate portfolios to assess adherence to underwriting standards and policy requirements.

Consumer Loans. We offer a variety of consumer loans to meet customer demand and to increase the yield on our loan portfolio. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include:

    Fixed-rate home equity loans

    Variable rate home equity lines of credit

    Property improvement loans

    New and used automobile loans

    Secured and unsecured personal loans

    Personal lines of credit

At December 31, 2003, the consumer loan portfolio totaled $124.8 million, or 15.5% of total loans. Consumer loans generally are offered for terms of one to fifteen years depending on the collateral, and at fixed or variable rates of interest depending on the product.

Auto loans currently comprise the largest portion of the consumer loan portfolio at 44.4%. For loans secured by new and used automobiles, the financial terms are determined by the age and condition of the vehicle, and the financial ability of the borrower to repay. We obtain a title lien on the vehicle and collision insurance policies are required on these loans. While we lend directly to borrowers, the majority of our automobile loans are originated through local auto dealerships in Oneida, Herkimer and Onondaga Counties. We independently underwrite the loans from the dealerships. Approximately 82.0% of the auto loan portfolio consists of indirect loans.

Home equity loans totaled $54.9 million at December 31, 2003, and comprised 44.0% of consumer loans. These loans are typically secured by a second lien on the mortgaged property. We generally make home equity loans up to 90% loan to value. We offer both fixed and adjustable rates, as well as a variety of repayment terms.

We make loans secured by deposit accounts up to 100% for SBU Bank accounts, 90% for all other bank accounts, of the amount of the depositor's collected savings account balance. We also make other consumer loans that may or may not be secured. The terms of the loans vary depending on the collateral.

Consumer loans are generally originated at higher interest rates than residential mortgage loans and also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

Loan Activity. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations and repayments are influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations and repayments can vary from period to period.

The following table sets forth changes in our Company's loan portfolio for the periods indicated, inclusive of loans held for sale.
	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Originations:
Residential real estate	$ 223,233	$ 162,292	$ 121,967
Commercial real estate	28,510	29,083	15,620
Commercial	36,582	14,280	35,757
Consumer (1)	54,392	29,983	25,352
Total originations	342,717	235,638	198,696

Loans sold	18,091	27,908	21,307

Repayments:
Residential real estate	158,369	112,105	74,542
Commercial real estate	63,103	31,534	31,425
Commercial	32,982	22,951	49,245
Consumer (1)	72,034	32,476	29,817
Total repayments	326,488	199,066	185,029

Total sales and repayments	344,579	226,974	206,336

Loans acquired from Herkimer County Trust	-	196,746	-
Decrease in other items, net (2)	(1,554)	(5)	71

Net (decrease) increase	$ (3,416)	$ 205,405	$ (7,569)

(1) Includes home equity loans.
(2)	Other items include net deferred fees and costs and amortization of purchase accounting adjustments.

Loan Approval Procedures and Authority. Our lending policy generally provides for a maximum residential mortgage amount of $450,000. Loans in excess of the conforming guidelines (currently $333,700) of the secondary market require the approval of our chief credit officer, or in his absence, the chief executive officer or the senior vice president of sales. Conforming loans with no policy exceptions are processed by an automated system sponsored by Freddie Mac known as Loan Prospector and approved after validation by an authorized underwriter. All loans rated "caution" or rejected by Loan Prospector are reviewed by a residential mortgage underwriter for further action.

Consumer loans are underwritten by our consumer underwriting group. For unsecured loans in excess of $25,000, non-real estate secured loans in excess of $60,000, and loans secured by real estate in excess of $125,000, the approval of our chief credit officer is needed, or in his absence, the chief executive officer or the senior vice president of sales.

Commercial real estate and commercial loans are underwritten by commercial credit analysts and relationship managers. The manager of the small business department may approve loans up to $500,000, and the manager of the commercial loan department may approve loans up to $750,000. Our chief credit officer may approve loans up to $1.5 million. The chief credit officer in conjunction with the chief executive officer may approve loans up to $4.0 million. The Bank's Credit Committee must approve loans between $4.0 million and $5.0 million. Loans above $5.0 million require the approval of our Executive Committee or the full Board.

Loans to One Borrower. Federal savings bank regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our policy provides that loans to one borrower (or related borrowers) should generally not exceed the lesser of 1% of total assets, 15% of equity, or $6.0 million. Exceptions to our policy are approved on a case-by-case basis.

At December 31, 2003, the largest aggregate amount loaned by SBU Bank to one borrower consisted of four commercial mortgage loans secured by apartment buildings and retail property in a committed amount of $13.1 million. At December 31, 2003, the outstanding amount under these loans was $13.0 million. The next largest relationship consisted of commercial loans to a local manufacturer in a committed amount of $10.0 million. These loans are secured by all operating assets of the company, including real estate. There was $7.1 million outstanding on these loans at December 31, 2003. The next eight largest credit relationships totaled $29.1 million at December 31, 2003 (including committed amounts). All of these large loan relationships are performing in accordance with their terms.

Asset Quality

General. One of our key operating objectives has been and continues to be to maintain a strong level of asset quality. We use a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, in addressing problem and non-performing assets.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of residential mortgage and consumer loans, our collections department is responsible for collection procedures from the 15th day up to the 120th day of delinquency. A system-generated late notice is sent to all consumer customers at ten days past due. Residential mortgage customers receive a late notice at fifteen days past due. If there is no response a phone call is made within 15-20 days past due. If no payment arrangements are made, or arrangements are not kept, weekly phone contact is made. At 31-40 days past due, if no contact has been made, a second stronger letter is mailed and continued attempts are made to contact the customer by phone. At 41-55 days a third letter is mailed and continued attempts at phone contact are made. For consumer loans 56-65 days past due a five day letter is sent stating that all arrears are due to avoid repossession. For residential mortgages 56-65 days past due a 30 day letter is sent advising the borrower they have 30 days to bring all amounts current or a demand letter will be sent. A physical inspection of the property is scheduled in this time frame. For secured consumer loans 66-120 days past due, attempted phone contact is continued and a letter is sent advising the customer of an active repossession order. Within 24 hours of the repossession a 10 day letter is sent notifying the customer of the intent to sell the collateral. For residential mortgage loans 86-95 days past due, a demand letter is sent with a seven day time frame after which the loan will be sent to the foreclosure department.

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

The collection procedures for commercial real estate and commercial loans include our sending periodic late notices and letters to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan is 15 days past due. We follow our residential mortgage and consumer loans collection procedures in our attempts to reach individuals by phone. Our credit quality committee reviews all delinquencies on a monthly basis. Delinquent commercial real estate and commercial loans may be transferred to our loan workout department for further action. Our chief credit officer has the authority to transfer current commercial real estate or commercial loans to the workout department if, in his opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectable are proposed for charge-off on a monthly basis at the credit quality committee meeting. The chief credit officer can approve charge-offs up to $500,000. Amounts in excess of this require the approval of the chief executive officer or, in his absence, the chief financial officer.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the chief credit officer continuously monitor the status of the loan portfolio and report to the Board on a quarterly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate, and our actions and plans to cure the delinquent status of the loans.

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

Loans that are delinquent three payments are included in the past due 60-89 days category. Loans that are delinquent four or more payments are included in the past due 90 days or more category. The following table sets forth certain information regarding delinquencies in our loan portfolio as of the dates indicated.
	At December 31, 2003				At December 31, 2002
	Past Due		Past Due		Past Due		Past Due
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal
	Number	Balance of	Number	Balance of	Number	Balance of	Number	Balance of
	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans
	(Dollars in thousands)

Residential real estate	6	$ 314	15	$ 893	11	$ 492	19	$ 881
Commercial real estate	3	128	10	1,177	2	429	8	2,967
Commercial	5	711	12	417	5	316	13	653
Consumer (1)	52	356	53	561	30	227	25	246
Total	66	$ 1,509	90	$ 3,048	48	$ 1,464	65	$ 4,747

Delinquent loans to total loans		0.19%		0.38%		0.18%		0.59%

(1)	Includes home equity loans.

	At December 31, 2001
	Past Due		Past Due
	60-89 Days		90 Days or More
		Principal		Principal
	Number	Balance of	Number	Balance of
	of Loans	Loans	of Loans	Loans
	(Dollars in thousands)

Residential real estate	12	$ 503	28	$ 1,509
Commercial real estate	2	455	5	1,068
Commercial	6	2,181	18	1,218
Consumer (1)	25	207	10	76
Total	45	$ 3,346	61	$ 3,871

Delinquent loans to total loans		0.55%		0.64%

(1) Includes home equity loans.

The consumer portfolio acquired from Herkimer contained $36.1 million of indirect loans primarily secured by used autos. These loans have experienced higher delinquency rates than the indirect loans originated by SBU Bank, and as such, the overall delinquency rate of the consumer portfolio has been higher than that experienced prior to the Herkimer acquisition.

Non-performing loans totaled $4.2 million, or 0.53% of loans at December 31, 2003 compared with $11.0 million, or 1.36% of loans at December 31, 2002.

The following table sets forth information regarding non-performing loans and assets.
	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,007	$ 1,048	$ 1,864	$ 1,448	$ 1,856
Commercial real estate	1,279	5,987	5,949	2,903	2,792
Commercial	931	3,302	880	1,389	4,389
Consumer (1)	545	185	98	30	63
Total non-accruing loans	3,762	10,522	8,791	5,770	9,100
Accruing loans delinquent 90 days or more	480	461	344	3,147	1,179
Total non-performing loans	4,242	10,983	9,135	8,917	10,279
Other real estate owned	121	3,092	173	180	150
Total non-performing assets	$ 4,363	$ 14,075	$ 9,308	$ 9,097	$ 10,429

Total non-performing loans to total loans	0.53%	1.36%	1.51%	1.46%	1.78%
Total non-performing assets to total assets	0.34%	1.06%	0.95%	0.89%	1.07%
Allowance for loan losses to non-performing loans	202.92%	100.05%	86.85%	84.83%	90.75%
Allowance for loan losses to total loans (2)	1.07%	1.37%	1.32%	1.24%	1.61%
_________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Non-performing loans at December 31, 2003 consist of a number of individual relationships, the largest being $522,000. We have worked diligently to satisfactorily resolve the larger non-performing loans that existed at December 31, 2002. The $6.7 million reduction in non-performing loans from December 31, 2002, to the end of 2003, was primarily a result of payment in full on a $2.4 million non-performing commercial real estate loan, and the charge-off of $1.5 million on a non-performing commercial loan.

Other real estate owned decreased $3.0 million from December 31, 2002 to December 31, 2003 primarily due to the sale of one commercial property in December 2003. This property, which is a strip shopping center, was recorded as other real estate owned at its estimated net realizable value of $2.8 million. A net loss of $356,000 was recorded on this sale.

We review all non-accrual commercial real estate and commercial loans greater than $250,000 for impairment. These loans are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impairment review. We had $1.9 million, $2.0 million and $4.9 million of loans classified as impaired at December 31, 2003, 2002 and 2001, respectively.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $4.6 million in loans that warrant increased attention at December 31, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at December 31, 2003. None of these loans were considered impaired and as such, no specific impairment allowances were established for these loans.

Allowance for Loan Losses. The allowance for loan losses reflects our evaluation of the probable losses in our loan portfolio. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses.

Our evaluation of the adequacy of the allowance for loan losses includes the review of all loans for which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans, this review primarily considers delinquencies and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis by the credit quality committee.

The criteria that we consider in connection with determining the overall allowance for loan losses include the following:

    results of the quarterly credit quality review;

    historical loss experience in each segment of the loan portfolio;

    general economic and business conditions affecting our key lending areas;

    credit quality trends (including trends in non-performing loans expected to result from existing conditions);

    collateral values;

    loan volumes and concentrations;

    age of the loan portfolio;

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

The allowance for loan losses is an estimate of probable losses in the loan portfolio. The amount of actual losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. A historical loss experience model is used to establish the loan loss factors for the various types of loans. Pooled loss factors are adjusted quarterly, if necessary, based upon the level of net charge-offs incurred and expected by management. Furthermore, our methodology permits adjustments to loss factors used in the computation of the allowance in the event that, in management's judgment, significant conditions that affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By estimating the probable losses in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based on recent information that becomes available.

Additions to the allowance for loan losses may be made when management has identified significant conditions or circumstances related to a specific loan that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the pooled loss factors.

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Various regulatory agencies, as well as our outsourced loan review function, as an integral part of their review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

At December 31, 2003 and 2002, our allowance for loan losses was $8.6 million and $11.0 million, respectively. The allowance coverage to total loans declined to 1.07% at December 31, 2003, from 1.37% at the end of 2002. This reduction was considered reasonable given the changes in portfolio mix, substantial improvement in non-performing and classified loans and improved asset quality ratios during the year.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated.
	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$ 10,989	$ 7,934	$ 7,564	$ 9,328	$ 10,150

Charge-offs:
Residential real estate	87	36	244	225	384
Commercial real estate	136	2,104	874	-	1,504
Commercial	2,362	651	1,344	3,103	76
Consumer (1)	1,466	306	305	284	374
Total charge-offs	4,051	3,097	2,767	3,612	2,338

Recoveries:
Residential real estate	31	9	19	76	57
Commercial real estate	104	43	620	254	469
Commercial	175	628	548	80	444
Consumer (1)	260	150	278	341	546
Total recoveries	570	830	1,465	751	1,516

Net charge-offs	3,481	2,267	1,302	2,861	822
Provision for loan losses	1,100	1,150	1,672	1,097	-
Allowance acquired from Herkimer	-	4,172	-	-	-
Balance at end of year	$ 8,608	$ 10,989	$ 7,934	$ 7,564	$ 9,328

Ratio of net charge-offs during the year to
average loans outstanding during the year	0.43%	0.37%	0.21%	0.48%	0.14%

(1) Includes home equity loans.

The level of charge-offs increased from 2002 to 2003 primarily as a result of the $1.5 million commercial loan charge-off previously discussed, and an increase in consumer loan charge-offs. The majority of consumer loans charged off in 2003 were direct and indirect auto loans acquired from Herkimer.

The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.
	At December 31,
	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category
	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans
	(Dollars in thousands)

Residential real estate	$ 1,319	59.85%	$ 1,088	53.95%	$ 446	63.51%	$ 1,141	58.48%	$ 1,618	59.20%
Commercial real estate	1,164	17.33	6,175	21.17	5,158	21.18	5,011	23.40	4,877	23.21
Commercial	3,454	7.32	3,221	7.05	1,299	5.39	650	7.62	1,889	7.48
Consumer (1)	2,671	15.50	503	17.83	294	9.92	762	10.50	944	10.11
Unallocated	-	-	2	-	737	-	-	-	-	-
Total	$ 8,608	100.00%	$ 10,989	100.00%	$ 7,934	100.00%	$ 7,564	100.00%	$ 9,328	100.00%

(1)	Includes home equity loans.

The reduction in the allowance allocated to commercial real estate was attributed to the significant reduction in non-performing commercial real estate loans during 2003. The increase in the allowance allocated to consumer loans in 2003 was attributed to the increased charge-offs of consumer loans previously discussed.

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

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored entities, such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank ("FHLB") ("federal agency securities"). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies and/or investment grade privately issued CMOs. Privately issued CMOs typically offer rates above those paid on government agency CMOs, but lack the guaranty of those agencies and typically there is less market liquidity than agency bonds. We owned $8.2 million and $14.8 million of privately issued CMOs at December 31, 2003 and 2002, respectively. Also permitted are investments in securities issued or backed by the Small Business Administration and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Securities are generally classified as available-for-sale for financial reporting purposes at December 31, 2003. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and CMOs. In addition, U.S. Government and other non-amortizing securities are used for call protection and liquidity.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.
	At December 31,
	2003		2002		2001
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-sale:
U.S. Treasury and obligations of U.S. Government
corporations and agencies	$ 101,905	$ 103,055	$ 79,703	$ 81,870	$ 59,388	$ 61,241
Municipal obligations	31,729	32,279	28,462	28,465	-	-
Corporate debt securities	15,481	15,915	15,915	16,177	981	1,026
Fannie Mae preferred stock	10,000	8,193	10,000	9,466	10,003	9,796
Other securities	-	-	-	-	1,303	1,284
Collateralized mortgage obligations	42,209	42,545	73,159	74,369	98,136	100,335
Other mortgage-backed securities	138,393	141,727	127,602	133,786	120,200	122,620
Total available-for-sale	339,717	343,714	334,841	344,133	290,011	296,302

Held-to-maturity:
Other securities	1,240	1,241	1,567	1,567	1,383	1,384
Total held-to-maturity	1,240	1,241	1,567	1,567	1,383	1,384

Total securities	$ 340,957	$ 344,955	$ 336,408	$ 345,700	$ 291,394	$ 297,686

Prepayments on mortgage-backed securities and collateralized mortgage obligations were at a high level in 2003 as interest rates decreased and borrowers refinanced at lower rates. As our investments in CMOs were paid down, we reinvested the proceeds in additional mortgage-backed securities as well as obligations of U.S. Government agencies and local municipalities in 2003.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our debt securities portfolio as of December 31, 2003. Adjustable-rate mortgage related securities are included in the period in which interest rates are next scheduled to adjust. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value, as all securities shown are available-for-sale securities.
	At December 31, 2003
			More Than One Year to		More Than Five Years to
	One Year or Less		Five Years		Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

U.S. Treasury and federal agency securities	$ 31,519	3.23%	$ 71,536	2.84%	$ -	- %	$ -	- %	$ 103,055	2.96%
Municipal obligations	4,789	1.88	5,681	2.92	8,282	3.33	13,527	3.35	32,279	3.35
Corporate securities	3,788	3.53	6,356	4.46	-	-	5,771	5.93	15,915	4.77
Collateralized mortgage obligations	105	2.38	71	8.99	13,339	3.93	29,030	4.24	42,545	3.81
Other mortgage-backed securities	33	3.51	3,016	3.49	64,729	4.52	73,949	5.52	141,727	5.01
Total debt securities	$ 40,234	3.09%	$ 86,660	2.99%	$ 86,350	4.32%	$ 122,277	5.07%	$ 335,521	4.10%

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

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on providing quality service and introducing new products and services that meet our customers' needs such as on-line banking and bill payment.

Deposit rates are generally determined weekly by the pricing committee which is chaired by the chief financial officer. Members of the committee include the heads of retail banking, commercial lending, mortgage and indirect lending. Staff members from marketing and branch management are non-voting members. When we determine our deposit rates we consider local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 62.7% of total deposits at December 31, 2003 and 61.6% at December 31, 2002. At December 31, 2003 and 2002, time deposits with remaining terms to maturity of less than one year amounted to $193.4 million and $190.1 million, respectively.

Total deposits decreased $59.1 million, or 6.9%, to $796.1 million at December 31, 2003 compared to $855.2 million at December 31, 2002. This decrease occurred in all deposit types as we priced our deposits below most of the competition in order to offset declining yields on loans and securities.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2003.
Maturity
	3 Months or	Over 3 to 6	Over 6 to 12	Over 12
	Less	Months	Months	Months	Total
(In thousands)

Time accounts less than $100,000	$ 48,323	$ 39,219	$ 67,715	$ 86,502	$ 241,759
Time accounts of $100,000 or more	12,655	10,669	14,827	17,363	55,514

Total of time accounts	$ 60,978	$ 49,888	$ 82,542	$ 103,865	$ 297,273

Maturities of Time Accounts. The following table sets forth the amount and maturities of time accounts at the dates indicated.
	Period to Maturity from December 31, 2003						At December 31,
	One Year	Over One to	Over Two to	Over Three to	Over Four to	Over
	or Less	Two Years	Three Years	Four Years	Five Years	Five Years	2003	2002	2001
	(Dollars in thousands)
Rate:
Less than 2.00%	$109,166	$ 7,990	$ 193	$ -	$ -	$ -	$117,349	$ 16,481	$ 205
2.00 to 4.00%	67,555	23,203	7,374	7,236	6,277	49	111,694	205,815	53,179
4.01 to 5.00%	4,238	4,151	8,817	10,647	2	-	27,855	38,432	73,348
5.01 to 6.00%	7,346	1,778	3,290	2,486	-	-	14,900	24,213	73,513
6.01 to 7.00%	4,445	14,134	1,807	91	-	12	20,489	38,332	89,192
7.01% and above	658	2,957	1,334	37	-	-	4,986	5,533	2,273
Total	$193,408	$ 54,213	$ 22,815	$ 20,497	$ 6,279	$ 61	$297,273	$328,806	$291,710

Borrowed Funds. At December 31, 2003, we had $290.6 million of borrowed funds, which consisted of FHLB advances, FHLB overnight lines of credit and repurchase agreements compared with $292.0 million outstanding at December 21, 2002. Repurchase agreements are contracts for the sale of securities owned or borrowed by us, with an agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-related securities. There were $26.1 million of repurchase agreements outstanding as of December 31, 2003, and we averaged approximately $34.7 million outstanding pursuant to such agreements during the year ended December 31, 2003.

As a member of the FHLB of New York, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

We had available $351.5 million and $277.0 million in borrowing capacity with the FHLB (subject to limitations) at December 31, 2003 and 2002, respectively, of which $263.5 million and $247.0 million, respectively was outstanding.

The following table sets forth certain information regarding FHLB advances and repurchase agreements at the dates or for the periods indicated.
	December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB Overnight Line of Credit:
Maximum month-end balance	$ 13,000	$ -	$ 19,000
Balance at end of year	1,000	-	-
Average balance	1,058	-	2,444

Weighted average interest rate at end of year	1.04%	-	-
Weighted average interest rate during year	1.16%	-	5.39%

Repurchase Agreements:
Maximum month-end balance	$ 44,294	$ 44,971	$ 62,657
Balance at end of year	26,069	44,971	29,452
Average balance	34,668	28,028	49,835

Weighted average interest rate at end of year	1.04%	1.73%	2.63%
Weighted average interest rate during year	1.21%	2.28%	5.74%

FHLB Advances:
Maximum month-end balance	$ 263,500	$ 247,000	$ 227,000
Balance at end of year	263,500	247,000	227,000
Average balance	237,263	227,986	209,791

Weighted average interest rate at end of year	3.58%	4.64%	5.15%
Weighted average interest rate during year	4.19%	4.99%	5.55%

Trust Services

The Trust Department offers a full range of services, including living trusts, executor services, testamentary trusts, employee benefit plan management, custody services and investment management, primarily to individuals, corporations and other institutions. The Trust Department has retained the services of an independent investment services firm to provide investment research. A Trust Committee that consists of the Manager of the Trust Department and the President, as well as two members of our Board of Directors, oversees operations of the Trust Department. The Trust Department markets its services through its trust officers, who call on our existing customers, referrals from attorneys and accountants and our branch managers who cross-sell the Trust Department's services. As of December 31, 2003, the Trust Department held $69.8 million of assets, which includes $57.3 million over which the Trust Department has discretionary investment authority.

Municipal Activities

SBU Municipal Bank is a limited purpose commercial bank which accepts deposits of municipalities in our market area. The subsidiary was created in conjunction with the Herkimer transaction and is regulated by the FDIC and New York State Banking Department.

Investment Services

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

Title Insurance

We have an equity ownership in a title insurance company that sells title insurance for residential property. Management believes that this ownership is beneficial to our relationship with our residential mortgage customers. We record income based on our percentage ownership in the title insurance company.

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

Personnel

As of December 31, 2003, SBU Bank had 290 full-time employees and 59 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION

The Company and Partners Trust, MHC, as savings and loan holding companies, and the Bank, as a federal savings bank, are subject to extensive supervision, regulation and examination by the Office of Thrift Supervision ("OTS") as their primary federal banking regulator. The Company, Partners Trust, MHC, and the Bank also are subject to regulation as to certain matters by the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the Bank is subject to regulation as to certain matters by the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank of New York, which is a regional branch of the Federal Home Loan Bank System. The trust department of the Bank is registered as an investment adviser and, as such, is subject to extensive supervision and regulation by the Securities and Exchange Commission. SBU Municipal Bank, a subsidiary of the Bank, is a New York-chartered limited-purpose commercial bank, and is subject to extensive supervision, regulation and examination by the FDIC and the New York State Banking Department ("NYSBD"), and is subject to regulation as to certain matters by the Federal Reserve.

As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and regulations of the OTS thereunder. These laws and regulations limit the ability of the Bank to invest in certain types of assets and limit the amount of loans that the Bank may make to a single borrower. The Bank also is subject to a "qualified thrift lender" or "QTL" test, which requires the Bank to maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which generally include loans and investments made for residential purposes, personal loans, and small business loans. As of December 31, 2003, the Bank was in compliance with all applicable lending and investment restrictions and also satisfied the QTL test.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2003, the Bank satisfied this requirement.

Deposits of the Bank and of SBU Municipal Bank are insured by the FDIC up to statutory and regulatory limits, and are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The FDIC has adopted a risk-based system for determining deposit insurance assessments. Under this system, all insured depository institutions are placed in one of nine categories based on their level of capital and supervisory evaluation, and are assessed from 0% to 0.27% of insured deposits based on their placement. The FDIC is authorized to raise the assessment rates as necessary to maintain the ratio of reserves to insured deposits at not less than 1.25%. As of December 31, 2003, the Bank and SBU Municipal Bank were not subject to assessments. In addition, all FDIC-insured depository institutions are required to pay assessments to the FDIC at an annual rate of 0.212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government, to recapitalize the predecessor of the Savings Association Insurance Fund. These assessments will continue until the bonds mature in 2017.

The Bank is subject to OTS capital adequacy guidelines. These guidelines require savings institutions to maintain a minimum ratio of tangible capital to tangible assets of 1.5%, of Tier 1 capital to total assets (or "leverage ratio") of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), of Tier I capital to risk-weighted assets of 4%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Savings institutions that fail to meet these minimum capital guidelines are subject to prompt corrective action. The appointment of a receiver or conservator is required for savings institutions with a tangible capital ratio of less than 2%, thereby establishing 2% as the effective minimal tangible capital ratio. As of December 31, 2003, the Bank was "well capitalized" under OTS standards. The OTS may set higher minimum capital requirements for individual savings institutions whose circumstances warrant it. The Bank is not subject to any special capital requirements.

SBU Municipal Bank is subject to similar capital adequacy guidelines of the FDIC and the NYSBD. Under these guidelines, a commercial bank must maintain a minimum leverage ratio of 4% (3% for commercial banks receiving the highest composite CAMELS rating for safety and soundness), a minimum ratio of Tier 1 capital to risk-weighted assets of 4%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2003, SBU Municipal Bank was "well capitalized" under FDIC and NYSBD standards and was not subject to any special capital requirements.

The Bank and SBU Municipal Bank are subject to substantial regulatory restrictions on their ability to pay dividends to their shareholders. Under OTS restrictions with respect to the Bank and FDIC and NYSBD restrictions with respect to SBU Municipal Bank, prior regulatory approval is required in order to pay a dividend if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the institution's retained net income during the calendar year and its retained net income during the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank and SBU Municipal Bank are currently in compliance with these requirements. As of December 31, 2003, approximately $23.2 million was available at the Bank after the payment of all declared dividends to pay future dividends to the Company without prior OTS approval.

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

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC and the NASD have adopted several implementing rules. The changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

Effective August 29, 2002, as directed by section 302(a) of the Sarbanes-Oxley Act, our chief executive officer and chief financial officer are each required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; that they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and that they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

ITEM 2. PROPERTIES

We conduct our business through our main banking office located in Utica, New York, and other full-service branch offices located in Oneida, Herkimer, and Onondaga Counties, New York. The aggregate net book value of our premises and equipment was $16.8 million at December 31, 2003 (including land and buildings held for sale). The following table sets forth certain information with respect to our offices at December 31, 2003.
OWNED	Original	Net Book
	Year	Value
Location	Acquired	(in thousands)
Main Office	1839	$ 4,300
233 Genesee Street
Utica, NY 13501

Commercial Drive Branch	2002	636
4630 Commercial Drive
New Hartford, NY 13413

Dolgeville Branch	2002	321
71 N. Main Street
Dolgeville, NY

Ellinwood Office Building	1993	3,091
2 Ellinwood Drive
New Hartford, NY 13413

Frankfort Branch	2002	57
134 E. Main Street
Frankfort, NY

Ilion Branch	2002	524
150 Central Ave.
Ilion, NY

Little Falls Branch	2002	1,262
501 E. Main Street
Little Falls, NY

Newport Branch	2002	143
15 Bridge Street
Newport, NY

North Utica Branch	2001	1,573
1-3 Herkimer Road
Utica, NY 13502

Oriskany Branch	2002	92
110 River Street
Oriskany, NY 13424

Slawson St. Storage Facility	2002	36
3 Slawson Street
Dolgeville, NY

100 South Main Street Office Building	2002	670
Herkimer, NY

Whitesboro Branch	1997	1,618
80 Oriskany Boulevard
Whitesboro, NY 13492
Total Owned		$ 14,323

LEASED	Original	Date of	Net Book
	Year	Lease	Value
Location	Leased	Expiration	(In thousands)
Clinton ATM Facility	1997	10/13/2007	$ 115
Corner of College St. & Chenango Ave.
Clinton, NY 13323

Fayetteville Branch	2000	4/30/2010	169
6872 E. Genesee Street
Fayetteville, NY 13066

Hannaford Branch	2002	6/30/2008	4
401 East Albany Street
Herkimer, NY

Marcy Branch	2002	7/31/2007	-
Rt 49 Plaza
Marcy, NY

New Hartford Shopping Center Branch	1961	6/30/2006	154
120 Genesee Street
New Hartford, NY 13413

North Herkimer Branch	2002	12/31/2008	2
319 North Main Street
Herkimer, NY

Oriskany Airport ATM Facility	2002	7/5/2004	-
110 River Street
Oriskany, NY

Rome Branch	1997	6/30/2007	3
1919 Black River Boulevard
Rome, NY 13440

Washington Mills Branch	1999	3/31/2006	61
40 Kellogg Road
New Hartford, NY 13413
Total Leased			$ 508
Total Leased and Owned			$ 14,831

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiary is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The Company completed its offering of common stock on April 4, 2002. Since that date, the common stock has traded on the Nasdaq National Market under the symbol "PRTR". Prior to April 4, 2002, no established public trading market for the common stock existed. The following table sets forth for the periods indicated the high and low sales price per share of the common stock and dividends paid per share as reported by The Nasdaq National Market.
	2003			2002
			Dividend per			Dividend per
	High	Low	Share (1)	High	Low	Share (1)

1st quarter	$ 17.56	$ 15.81	$ 0.07	N/A	N/A	N/A
2nd quarter	22.00	16.87	0.07	$ 16.41	$ 13.50	$ -
3rd quarter	24.52	19.00	0.10	16.05	12.95	0.05
4th quarter	34.76	21.95	0.10	16.74	12.99	0.05

(1) No dividends were paid on shares held by the MHC, which has waived receipt of its dividends on its common stock. The closing price of the common stock on December 23, 2003, the date immediately prior to the public announcement of the acquisition of BSB Bancorp, Inc., was $25.47 per share. The closing price of the common stock on January 27, 2004 was $38.74 per share. The approximate number of holders of record of our common stock on January 27, 2004 was 1,385.

In 2003, we purchased 13,273 shares, at the then-current market price, from certain directors and executive officers. The individuals used the proceeds to pay their tax liability incident to the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA
	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Financial Condition Data:
Total assets	$ 1,285,115	$ 1,333,503	$ 983,405	$ 1,017,344	$ 973,362
Gross loans (1)	805,250	804,998	603,062	612,282	578,717
Allowance for loan losses	8,608	10,989	7,934	7,564	9,328
Securities	344,954	345,700	297,685	336,481	313,769
Goodwill	34,523	34,523	-	-	-
Other intangible assets	3,288	4,461	178	290	413
Deposits	796,078	855,211	604,969	640,966	636,300
Borrowings (2)	296,625	297,595	262,193	271,899	240,354
Shareholders' equity	175,335	165,437	100,148	89,911	81,624
Non-performing loans	4,242	10,983	9,135	8,917	10,279
Other real estate owned	121	3,092	173	180	150

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except share data)
Selected Operating Data:
Interest income	$ 69,189	$ 62,890	$ 68,529	$ 71,261	$ 66,883
Interest expense	22,582	27,626	38,862	42,972	35,022
Net interest income	46,607	35,264	29,667	28,289	31,861
Provision for loan losses	1,100	1,150	1,672	1,097	-
Net interest income after provision for loan losses	45,507	34,114	27,995	27,192	31,861
Net (loss) gain on sale of securities available-for-sale	-	(19)	266	-	-
Other non-interest income	11,138	6,866	6,867	6,822	5,613
Merger expenses	-	1,716	-	-	-
Other non-interest expense (3)	35,331	27,015	26,158	26,056	27,747
Income before income tax expense	21,314	12,230	8,970	7,958	9,727
Income tax expense	7,268	3,818	2,329	2,547	3,601
Net income	$ 14,046	$ 8,412	$ 6,641	$ 5,411	$ 6,126
Basic earnings per share (4)	$ 1.04	$ 0.45	N/A	N/A	N/A
Diluted earnings per share (4)	$ 1.02	$ 0.45	N/A	N/A	N/A
Basic weighted average shares outstanding (4)	13,531,672	13,677,898	N/A	N/A	N/A
Diluted weighted average shares outstanding (4)	13,749,174	13,701,600	N/A	N/A	N/A
Dividends paid per share	$ 0.34	$ 0.10	N/A	N/A	N/A

(1)	Excludes loans held for sale.
(2) Includes mortgagors' escrow funds.
(3)	Includes one-time $2.1 million charitable contribution to the SBU Bank Charitable Foundation in 2002.
(4)	Earnings per share and weighted average shares outstanding are not applicable prior to the conversion of SBU Bank to a stock bank on April 3, 2002.

	Year Ended December 31,
	2003	2002	2001	2000	1999

Selected Financial and Other Data: (1)
Performance Ratios:
Return on average assets	1.08%	0.82%	0.67%	0.54%	0.65%
Return on average equity	8.18%	5.67%	6.85%	6.34%	6.94%
Interest rate information:
Yield on assets	5.91%	6.60%	7.39%	7.62%	7.58%
Cost of funds	2.24%	3.38%	4.59%	4.97%	4.38%
Net interest rate spread	3.67%	3.22%	2.80%	2.65%	3.20%
Net interest margin (2)	3.98%	3.70%	3.20%	3.03%	3.61%
Net charge-offs to average loans	0.43%	0.37%	0.21%	0.48%	0.14%
Efficiency ratio (3)	61.90%	68.96%	72.12%	74.56%	74.11%

	December 31,
	2003	2002	2001	2000	1999

Asset Quality Ratios:
Non-performing loans to total loans	0.53%	1.36%	1.51%	1.46%	1.78%
Non-performing assets to total assets	0.34%	1.06%	0.95%	0.89%	1.07%
Allowance for loan losses to non-performing loans	202.92%	100.05%	86.85%	84.83%	90.75%
Allowance for loan losses to total loans	1.07%	1.37%	1.32%	1.24%	1.61%

Equity ratios:
Book value per share	$ 12.72	$ 12.04	N/A	N/A	N/A
Book value per share,
including unallocated ESOP shares	12.35	11.65	N/A	N/A	N/A
Tangible book value per share	9.98	9.20	N/A	N/A	N/A
Tangible book value per share, including
unallocated ESOP shares	9.69	8.90	N/A	N/A	N/A
(1) Averages presented are daily averages.
(2)	Net interest income divided by average earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(In thousands except share data)
Selected Quarterly Financial Data

Interest income	$ 16,240	$ 16,994	$ 17,445	$ 18,510	$ 15,517	$ 15,843	$ 15,821	$ 15,709
Interest expense	5,017	5,367	5,826	6,372	6,299	6,715	7,139	7,473
Net interest income	11,223	11,627	11,619	12,138	9,218	9,128	8,682	8,236
Provision for loan losses	-	391	283	425	300	200	350	300
Net interest income after provision for loan losses	11,223	11,236	11,336	11,713	8,918	8,928	8,332	7,936
Net (loss) gain on sale of securities available-for-sale	-	-	-	-	-	-	(19)	-
Other non-interest income	2,737	3,241	2,748	2,411	1,732	1,998	1,582	1,554
Merger expenses	-	-	-	-	1,712	4	-	-
Other non-interest expense (1)	8,868	9,000	8,692	8,770	6,272	6,332	8,287	6,124
Income before income tax expense	5,092	5,477	5,392	5,354	2,666	4,590	1,608	3,366
Income tax expense	1,845	1,862	1,782	1,780	730	1,479	551	1,058
Net income	$ 3,247	$ 3,615	$ 3,610	$ 3,574	$ 1,936	$ 3,111	$ 1,057	$ 2,308
Basic earnings per share (2)	$ 0.24	$ 0.27	$ 0.27	$ 0.26	$ 0.14	$ 0.23	$ 0.08	N/A
Diluted earnings per share (2)	$ 0.23	$ 0.26	$ 0.26	$ 0.26	$ 0.14	$ 0.23	$ 0.08	N/A
Basic weighted average shares outstanding (2)	13,567,189	13,532,398	13,519,624	13,506,805	13,589,711	13,730,775	13,713,597	N/A
Diluted weighted average shares outstanding (2)	13,853,994	13,789,794	13,718,119	13,636,850	13,660,561	13,730,775	13,713,597	N/A
Dividends paid per share	$ 0.10	$ 0.10	$ 0.07	$ 0.07	$ 0.05	$ 0.05	N/A	N/A
Net interest margin (3)	3.85%	3.95%	3.93%	4.19%	3.82%	3.76%	3.59%	3.62%
Return on average assets	1.01%	1.11%	1.11%	1.11%	0.75%	1.20%	0.41%	0.95%
Return on average equity	7.35%	8.22%	8.48%	8.70%	4.57%	7.47%	2.68%	9.11%
Efficiency ratio (4)	63.90%	61.95%	61.02%	60.80%	74.24%	57.70%	81.22%	62.98%

(1)	Includes one-time $2.1 million charitable contribution to the SBU Bank Charitable Foundation in the second quarter of 2002.
(2)	Earnings per share and weighted average shares outstanding are not applicable prior to the conversion of SBU Bank to a stock bank on April 3, 2002.
(3)	Net interest income divided by average earning assets.
(4)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The financial review that follows focuses on the factors affecting the consolidated financial condition and results of operations of Partners Trust Financial Group, Inc., and its subsidiary, SBU Bank (the "Bank") (combined, the "Company"), during the year ended December 31, 2003 and the preceding two years. The consolidated financial statements and related notes as of December 31, 2003 and 2002, and for each of the years in the three year period ended December 31, 2003 should be read in conjunction with this review.

Income. Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on loans and securities and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on deposit accounts, income collected from trust and investment advisory services and the income earned on bank-owned life insurance.

Expenses. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

2003 Highlights

Total assets were $1.3 billion at December 31, 2003, which was $48.4 million lower than at December 31, 2002. Cash and cash equivalents decreased $44.5 million. The decrease in cash and cash equivalents was primarily caused by a $59.1 million outflow of deposits, due largely to our relatively low deposit account rates. The average balances of loans and deposits were up significantly during 2003, however, primarily due to the acquisition of Herkimer Trust Corporation, Inc. ("Herkimer") on December 27, 2002.

Net income for the year ended December 31, 2003 was $14.0 million, or $1.02 per diluted share, which was $5.6 million, or 67.0%, higher than the same period in 2002. The increase is primarily due to the Herkimer acquisition and emphasis on net interest margin and expense control. Return on assets and return on equity were 1.08% and 8.18%, respectively, for the year ended December 31, 2003, compared to 0.82% and 5.67%, respectively, for the same period in 2002.

Adoption of Plan of Conversion and Reorganization and Acquisition

On December 23, 2003, the Board of Directors of the MHC, the Company and the Bank adopted the Plan of Conversion and Reorganization of Partners Trust, MHC (the "Plan") for the conversion and restructuring of the Company and the MHC into a full capital stock corporation. The Plan is subject to regulatory, depositor and stockholder approvals.

In addition, the Company signed a definitive merger agreement to acquire BSB Bancorp, Inc. ("BSB"), the holding company for BSB Bank & Trust Company. The acquisition will only occur if the conversion is completed. The consideration to be paid in the merger will be 40% cash and 60% stock. Shareholders of BSB will be able to elect either $36.00 in cash or 3.6 shares of common stock of the reorganized Partners Trust, subject to customary proration and allocation procedures. The aggregate value of the transaction is approximately $347.0 million. The conversion, offering and acquisition are expected to be completed in mid-2004, subject to regulatory and stockholder approvals. As of December 31, 2003, BSB had total assets of $2.21 billion, total loans of $1.45 billion, total deposits of $1.59 billion and total shareholders' equity of $146.3 million.

Average Balance Sheet

The following tables set forth certain information for the years ended December 31, 2003, 2002 and 2001. For the years indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Years Ended December 31,
		2003			2002			2001
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 30,817	$ 348	1.13%	$ 33,848	$ 534	1.58%	$ 9,478	$ 274	2.89%
Securities (1)	347,877	14,855	4.27%	315,357	18,319	5.81%	317,699	20,351	6.41%
Loans (2)	792,993	53,986	6.81%	603,272	44,037	7.30%	599,964	47,904	7.98%
Total earning assets	1,171,687	69,189	5.91%	952,477	62,890	6.60%	927,141	68,529	7.39%

Non-earning assets	123,974			67,940			65,865
Total assets	$ 1,295,661			$ 1,020,417			$ 993,006

Interest bearing liabilities:
Savings accounts	$ 166,457	$ 839	0.50%	$ 105,590	$ 1,147	1.09%	$ 105,484	$ 1,988	1.88%
Money market accounts	160,358	1,335	0.83%	117,400	1,832	1.56%	113,615	3,618	3.18%
NOW accounts	91,142	199	0.22%	57,424	326	0.57%	55,772	549	0.98%
Time accounts	314,454	9,563	3.04%	277,350	12,054	4.35%	307,377	17,921	5.83%
Borrowings (3)	277,548	10,646	3.84%	260,685	12,267	4.71%	264,389	14,786	5.59%
Total interest bearing liabilities	1,009,959	22,582	2.24%	818,449	27,626	3.38%	846,637	38,862	4.59%

Non-interest bearing deposits	99,617			39,550			35,105
Other non-interest bearing liabilities	14,316			14,095			14,384
Total liabilities	1,123,892			872,094			896,126
Shareholders' equity	171,769			148,323			96,880
Total liabilities and shareholders' equity	$ 1,295,661			$ 1,020,417			$ 993,006

Net interest income		$ 46,607			$ 35,264			$ 29,667

Net interest rate spread			3.67%			3.22%			2.80%

Net earning assets	$ 161,728			$ 134,028			$ 80,504

Net interest margin			3.98%			3.70%			3.20%

Ratio of earning assets to
interest bearing liabilities	116.01%			116.38%			109.51%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of the allowance for loan losses and net deferred loan fees and costs. Includes loans held for sale.
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
	Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing deposits	$ (141)	$ (45)	$ (186)	$ (172)	$ 432	$ 260
Securities	(5,213)	1,749	(3,464)	(1,883)	(149)	(2,032)
Loans	(3,132)	13,081	9,949	(4,130)	263	(3,867)
Total earning assets	(8,486)	14,785	6,299	(6,185)	546	(5,639)

Interest bearing liabilities:
Savings accounts	(786)	478	(308)	(843)	2	(841)
Money market accounts	(1,030)	533	(497)	(1,903)	117	(1,786)
NOW accounts	(261)	134	(127)	(239)	16	(223)
Time accounts	(3,954)	1,463	(2,491)	(4,240)	(1,627)	(5,867)
Borrowings	(2,377)	756	(1,621)	(2,315)	(204)	(2,519)
Total interest bearing liabilities	(8,408)	3,364	(5,044)	(9,540)	(1,696)	(11,236)

Net interest income	$ (78)	$ 11,421	$ 11,343	$ 3,355	$ 2,242	$ 5,597

See "Comparison of Operating Results for the Years Ended December 31, 2003 and 2002" and "Comparison of Operating Results for Years Ended December 31, 2002 and 2001" later in this section for a discussion of changes in net interest income.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Total assets were $1.3 billion at December 31, 2003, which was $48.4 million lower than at December 31, 2002. Cash and cash equivalents decreased $44.5 million. The decrease in cash and cash equivalents was primarily caused by a $59.1 million outflow of deposits.

Securities available-for-sale were relatively flat from December 31, 2002 to December 31, 2003, although there was a change in the mix of securities. U.S. Treasury and obligations of U.S. government corporations and agencies and other mortgage-backed securities increased $21.2 million and $7.9 million, respectively, while collateralized mortgage obligations decreased $31.8 million. Prepayments on collateralized mortgage obligations and other mortgage-backed securities were at a high level in 2003 as interest rates decreased and borrowers refinanced at lower rates. These securities were primarily replaced with obligations of U.S. Government agencies and additional mortgage-backed securities.

Loans receivable were flat year to year. However, due primarily to the Herkimer transaction, our average outstanding loan balance increased significantly from $603.3 million in 2002 to $793.0 million in 2003, and our loan mix changed. Residential mortgages increased $47.6 million or 11.0% and were 59.9% of total loans receivable, compared to 54.0% at the end of 2002. As interest rates remained at historic lows in 2003, refinancing activity of residential mortgages was substantial. This, in conjunction with borrowers' desire for shorter term loans such as 15-year biweekly mortgages, allowed us to retain more loans for portfolio. Commercial real estate and consumer loans decreased $30.9 million, or 18.1% and $18.6 million, or 13.0% respectively. The decline in commercial real estate loans is primarily attributed to customers refinancing their loans with competitors who offered rates and conditions that the Bank was not willing to match, and due to the planned exiting of riskier lending relationships. The decline in consumer loans is primarily attributed to a high level of payoffs on automobile loans as consumers took advantage of extremely low rates of financing offered by automotive manufacturers.

During 2003, our security and loan portfolios repriced downward as market rates decreased. Accordingly, we decreased the rates we paid on deposits in an effort to maintain net interest income. Deposits were often priced below the competition which caused the decrease in deposits year to year. Total deposits decreased $59.1 million, or 6.9%, to $796.1 million at December 31, 2003. The decrease occurred in all deposit types, but the majority of the decrease was in time deposits which are not considered core deposits. Time deposits decreased $31.5 million or 9.6% from December 31, 2002 to December 31, 2003.

Total shareholders' equity increased $9.9 million primarily due to net income of $14.0 million, partially offset by $2.1 million of dividends paid to minority shareholders and a $3.7 million decrease in accumulated other comprehensive income.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

General. Net income for the year ended December 31, 2003 was $14.0 million, or $1.02 per diluted share, which was $5.6 million, or 67.0%, higher than the same period in 2002. The increase is primarily due to the acquisition of Herkimer Trust Corporation, Inc. ("Herkimer") on December 27, 2002 and emphasis on net interest margin and expense control.

Net Interest Income. Net interest income for the year ended December 31, 2003 totaled $46.6 million, an increase of 32.2% over the $35.3 million for the same period in 2002. The net interest spread for the year ended December 31, 2003 was 3.67% compared to 3.22% for the same period in 2002. The net interest margin for the years ended December 31, 2003 and 2002 was 3.98% and 3.70%, respectively. The improvement in spread occurred as a result of acquiring generally higher yielding net earning assets from Herkimer, which had more of a commercial banking nature, and because we aggressively managed our funding costs in a downward rate environment. The cost of interest bearing liabilities was 2.24% for the year ended December 31, 2003, compared with 3.38% for the same period in 2002, a reduction of 114 basis points. This reduction more than offset the 69 basis point reduction in the yield on earning assets period to period. Our ability to further reduce rates on deposits has diminished. We have priced our deposit account rates near the lowest in our marketplace, and at levels below most other local community banks. This deposit pricing strategy may make it more difficult for us to attract and/or retain deposits and has resulted in the outflow of certificates of deposit as previously discussed. Due to competitive pressure, we may be forced to increase rates on deposits which will most likely decrease our net interest margin. Although we have the ability to meet our liquidity needs through borrowings, we will seek to retain core deposits and customer relationships. Furthermore, if market rates continue to decline, or remain at their current low level, our assets will continue to reprice downward, which could also decrease our net interest margin.

We had an investment of $13.2 million in Federal Home Loan Bank of New York (FHLBNY) common stock at December 31, 2003. The FHLBNY reported that it suspended the October dividend payment on this stock. This announcement reduced 2003 interest income by approximately $150,000, or one quarter's dividend amount. Future earnings will be impacted to the extent the FHLBNY continues the dividend suspension or reduces the dividend amount from that previously paid.

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

We recorded a provision for loan losses of $1.1 million for the year ended December 31, 2003 compared to $1.2 million for the same period in 2002. We used the same general methodology in determining the required loan loss provision and in assessing the adequacy of the allowance for both periods. Our primary asset quality ratios have improved from December 31, 2002 to December 31, 2003. In addition, our classified loans have decreased year to year. Based upon our analysis of the commercial and commercial real estate portfolios, and the improved credit quality, we do not expect commercial charge-offs in 2004 to continue at 2003 levels.

Non-Interest Income.

The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	2003	2002	$ Change	% Change
Service fees	$ 7,137	$ 4,066	$ 3,071	76%
Trust and investment services	1,768	623	1,145	184%
Income from bank-owned life insurance	1,273	1,292	(19)	(1)%
Net (loss) gain on sale of securities available-for-sale	-	(19)	19	100%
Net gain on sale of loans	666	467	199	43%
Other income	294	418	(124)	(30)%
Total non-interest income	$ 11,138	$ 6,847	$ 4,291	63%

The increase in non-interest income from 2002 to 2003 is primarily attributed to an increase in fee generating deposit accounts and new products offered as a result of the Herkimer acquisition, as well as efforts to expand fee generating product lines such as the sale of title insurance and non-deposit investment products.

With the acquisition of Herkimer at the end of 2002, we are now able to offer trust and asset management services which resulted in $503,000 in income for the year ended December 31, 2003. Commissions on sales of non-deposit investment products increased $642,000 period to period, which is primarily attributable to increased emphasis on this product line.

The increase in net gain on sale of loans is primarily attributable to $254,000 in gains on the sale of agricultural loans as we sought to exit this business line. These loans were classified as held for sale.

Other income decreased for the year ended December 31, 2003 primarily because the results for 2002 were positively impacted by a $300,000 legal settlement. There was no such amount in 2003. This was partially offset by a $113,000 increase in income from the sale of title insurance, which income totaled $218,000 in 2003.

Non-Interest Expense.

The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	2003	2002	$ Change	% Change
Salaries and employee benefits	$ 18,655	$ 13,231	$ 5,424	41%
Occupancy and equipment expense	3,720	2,699	1,021	38%
Writedown of land and buildings held for sale	32	34	(2)	(6)%
Marketing expense	938	1,064	(126)	(12)%
Professional services	1,483	1,088	395	36%
Technology expense	3,640	2,648	992	37%
Contribution expense	152	2,268	(2,116)	(93)%
Amortization of intangible assets	1,189	-	1,189	N/A
Merger expenses	-	1,716	(1,716)	(100)%
Other expense	5,522	3,983	1,539	39%
Total non-interest expense	$ 35,331	$ 28,731	$ 6,600	23%

The increase in non-interest expense from 2002 to 2003 is primarily due to operating as a larger, more geographically diverse company as a result of the Herkimer acquisition.

In 2003, we recognized $644,000 of expense related to restricted stock granted under our long-term stock-based incentive plan that was adopted in the fourth quarter of 2002 during which time, $161,000 of expense was recognized. Additionally, expense of our employee stock ownership plan (the "ESOP") increased $316,000 due to an increase in our stock price. The remaining increase in salary and employee benefits is primarily due to the additional employees retained from Herkimer to staff the branches acquired. We had 324 full time equivalent employees at December 31, 2003, compared to 187 at September 30, 2002, the most recent quarter prior to the Herkimer acquisition.

Occupancy and equipment expense increased primarily due to an increase in utilities, real estate taxes, rent and maintenance expenses related to the increase in the number of branches. We had nine branches prior to the Herkimer acquisition, compared with 16 at December 31, 2003.

The increase in professional services is primarily attributed to an increase in item processing costs due to increased account volume and increased legal fees incurred on a variety of routine matters.

Technology expense increased primarily due to an increase in computer and ATM expenses, again related to the increased locations and volumes related primarily to the Herkimer acquisition.

In 2002, we recorded a one-time $2.1 million contribution expense in connection with establishing the SBU Bank Charitable Foundation.

Amortization of the core deposit and trust intangible assets related to Herkimer was $1.0 million for the year ended December 31, 2003. Additionally, we recorded $177,000 of expense related to covenants not to compete with former Herkimer employees.

All merger expenses related to the Herkimer acquisition were recorded in 2002, and there were no such expenses in 2003.

Other expense increased $1.5 million, or 38.6%. Expenses related to other real estate owned increased $283,000, primarily as a result of the $356,000 loss on the sale of a $2.8 million property. Mortgage recording tax expense increased $235,000 during 2003, which is attributed to a $61.0 million increase in residential mortgage originations. Losses on our automatic overdraft program implemented in 2003 were $269,000. Offsetting this increase was an increase in service fee income as previously discussed. The remainder of the increase in other expenses is primarily due to increases in a variety of expenses primarily attributed to the effect of the Herkimer acquisition.

Income Tax Expense. Income tax expense was $7.3 million on income before taxes of $21.3 million for the year ended December 31, 2003, resulting in an effective tax rate of 34.1% compared to income tax expense of $3.8 million on income before taxes of $12.2 million for 2002, resulting in an effective tax rate of 31.2%. The increase in the effective tax rate is primarily attributed to the higher net income before taxes resulting in a higher marginal tax rate.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

General. Net income for the year ended December 31, 2002 was $8.4 million, or $0.45 per share (computed on earnings from the date of the reorganization), which was $1.8 million higher than 2001. The 2002 results were substantially affected by the Bank's reorganization and merger expenses. In connection with the reorganization, we contributed 191,928 shares of newly issued stock and $200,000 in cash to the SBU Bank Charitable Foundation, resulting in a one-time charitable contribution expense of $2.1 million, or approximately $1.3 million after income taxes. We also incurred $1.7 million in merger expenses related to Herkimer, or approximately $1.0 million after income taxes. The increase in net income from the prior year was primarily due to higher net interest income and a reduction in the provision for loan losses, partially offset by a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense. Return on average assets for the years ended December 31, 2002 and 2001 was 0.82% and 0.67%, respectively. Return on average equity for the years ended December 31, 2002 and 2001 was 5.67% and 6.85%, respectively.

Net Interest Income. Net interest income for the year ended December 31, 2002 totaled $35.3 million, an increase of 18.9% over the $29.7 million for 2001. The net interest spread for the year ended December 31, 2002 was 3.22% compared to 2.80% for 2001. The net interest margin for the years ended December 31, 2002 and 2001 was 3.70% and 3.20%, respectively. The improvement in spread occurred as we aggressively managed its funding costs in a downward rate environment beginning in 2001. The weighted average cost of interest bearing liabilities was 3.38% for the year ended December 31, 2002, compared with 4.59% for 2001, a reduction of 121 basis points. This reduction more than offset the 79 basis point reduction in the weighted average yield on earning assets year to year. The improvement in the net interest margin resulted from the increase in spread and an increase in the ratio of average earning assets to average interest bearing liabilities. This ratio was 116.38% for the year ended December 31, 2002 compared with 109.51% for 2001. The increase occurred primarily as the growth in our equity, primarily from the IPO, was invested in earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $1.2 million and $1.7 million in the years ended December 31, 2002 and 2001, respectively. The decrease in the provision for loan losses is due to the improvement in our asset quality ratios. Non-performing loans to total loans decreased to 1.36% from 1.51% at December 31, 2002 and 2001, respectively. The allowance for loan losses to non-performing loans and to total loans increased to 100.05% and 1.37%, respectively, from 86.85% and 1.32%, respectively, at December 31, 2002 and 2001, respectively. We used the same general methodology in determining the allowance at both dates and the provision for both periods.

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

Non-Interest Expense. Non-interest expense increased $2.6 million, or 9.8% to $28.7 million for the year ended December 31, 2002, compared to $26.2 million for 2001. This increase is primarily due to the contribution of stock and cash to the SBU Bank Charitable Foundation resulting in an expense of $2.1 million, merger expenses of $1.7 million (primarily consisting of systems conversion costs, customer communication, personnel charges, and writedowns on Company properties that are no longer being used), ESOP expense of $765,000 and $161,000 of expense related to our Management Recognition Plan. These increases were partially offset by a $1.5 million decrease in impairment writedowns on land and buildings held for sale.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of our operations. Unlike those of most industrial companies, our assets and liabilities are nearly all monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the same direction, or to the same extent, as the price of goods and services.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by us for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

For the year ended December 31, 2003, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At December 31, 2003 we had $290.6 million in outstanding borrowings.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the years ended December 31, 2003 and 2002, loan originations totaled $342.7 million and $239.3 million, respectively. Purchases of securities were $180.4 million and $88.2 million for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003, we had loan commitments to borrowers of approximately $84.2 million, and letters of credit of approximately $1.0 million. Total deposits decreased $59.1 million during the year ended December 31, 2003 as discussed previously. Total deposits increased $250.2 million during the year ended December 31, 2002, primarily due to the Herkimer acquisition. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $193.4 million at December 31, 2003. Based on our deposit retention experience we anticipate that a majority of these time deposits will be retained, though our current deposit pricing strategy has resulted in increased outflows, which may continue. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, we will readjust our deposit pricing strategy or take other measures, such as not reinvesting security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

We do not anticipate any material capital expenditures for the foreseeable future, nor do we have any balloon or other payments due on any long-term obligations, although a $20.0 million of FHLB advance at December 31, 2003 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The advance has a rate of 6.31% and matures in August 2005. Given the current interest rate levels, we do not anticipate that this advance will be called in the near term.

On an unconsolidated basis at the holding company level, our primary sources of funds are net proceeds from capital offerings, dividends from the Bank, and investment income. The main use of liquidity is the payment of dividends to common stockholders. At December 31, 2003, we had $24.0 million of cash and securities available-for-sale at the holding company level on an unconsolidated basis. Because of the substantial level of cash at the Company, the Bank has not paid dividends to the Company. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions. At December 31, 2003, the Bank had the ability to pay dividends of $23.2 million to the Company without the prior approval of the OTS.

At December 31, 2003, both the Bank and SBU Municipal Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, our consolidated regulatory capital amounts and ratios are discussed below. The Company's consolidated and the Bank's leverage (Tier 1) capital at December 31, 2003 was $135.4 million and $114.8 million, respectively, or 10.8% and 9.2% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $62.3 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At December 31, 2003, the Bank's total risk-based capital ratio was 16.9%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required for probable credit losses and the material effect that such judgments can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. Our policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements. A more detailed description of our methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of this report. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in note 1 to the consolidated financial statements to obtain a better understanding of how our financial performance is reported.

Impact of New Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", as amended by Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the definition of unusual and infrequent as prescribed in APB Opinion No. 30. Additionally, Statement No. 145 amends Statement No. 13, "Accounting for Leases", to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of this statement are effective at various dates in 2002 and 2003 and did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and represents an obligation to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN No. 46 was effective for all VIE's created after January 31, 2003. For VIE's created prior to February 1, 2003, FIN No. 46 was to be effective for public companies on July 1, 2003. However, the FASB postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R), which further delayed the effective date for public companies to March 31, 2004 for VIE's created prior to February 1, 2003, except for interests in special purpose entities, for which a company must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. Adoption of the requirements of FIN No. 46R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of SFAS No. 149 did not have a significant impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires an issuer to classify three types of freestanding financial instruments as liabilities. The first type is financial instruments issued in the form of shares that are mandatorily redeemable, which embody an unconditional obligation requiring the issuer to redeem them by transferring its assets. The second type is financial instruments that embody an obligation to repurchase the issuer's equity shares and requires or may require the issuer to settle the obligation by transferring assets. The third type is financial instruments that embody an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria. SFAS No. 150 also requires disclosures about the terms of the instruments and settlement alternatives. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For certain financial instruments, the classification and measurement provisions of SFAS No. 150 have been deferred indefinitely. The provisions of this Statement did not have a material impact on our consolidated financial statements.

In December of 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We do not expect to adopt SOP No. 03-3 early. The adoption of SOP No. 03-3 is not expected to have a material impact on our consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan that may be impacted by the Act. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we have elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost associated with its postretirement benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently we do not believe we will need to amend our plan to benefit from the Act. The measurement date used to determine postretirement benefit measures for our postretirement benefit plan is September 30.

Contractual Obligations

We are contractually obliged to make payments as follows (dollars in thousands):
Payments Due by Period:
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Federal Home Loan Bank Borrowings	$ 263,500	$ 33,500	$ 160,000	$ 70,000	$ -
Operating Leases	1,882	447	787	495	153
Total Obligations	$ 265,382	$ 33,947	$ 160,787	$ 70,495	$ 153

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The primary objective of our interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. We actively monitor interest rate risk in connection with our lending, investing, deposit and borrowing activities.

Quantitative Analysis. Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current conditions.

The following table sets forth the result of our net interest income simulation model as of December 31, 2003.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	45,899	(560)	-1.21%
Flat	46,459	-	-
+100	46,215	(244)	-0.53%
+200	45,983	(476)	-1.02%
+300	45,790	(669)	-1.44%

The above table indicates that as of December 31, 2003 we had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 1.02%, or $476,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates across the yield curve, we estimate that we would experience a 1.21%, or $560,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Shareholders
Partners Trust Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York
February 2, 2004

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2003 and 2002
	2003	2002
Assets	(In thousands except share data)
Cash and due from banks	$ 27,607	$ 45,868
Federal funds sold	12,900	39,111
Cash and cash equivalents	40,507	84,979
Securities available-for-sale, at fair value	343,714	344,133
Securities held-to-maturity (fair value of $1,241 at December 31, 2003
and $1,567 at December 31, 2002)	1,240	1,567
Federal Home Loan Bank of New York ("FHLB") stock	13,225	12,350
Loans held for sale	1,390	5,054
Loans receivable	804,804	804,556
Less: Allowance for loan losses	(8,608)	(10,989)
Net loans receivable	796,196	793,567
Premises and equipment, net	13,623	14,511
Land and buildings held for sale	3,182	3,397
Accrued interest receivable	5,236	5,973
Bank-owned life insurance	24,099	22,826
Other real estate owned	121	3,092
Goodwill	34,523	34,523
Other intangible assets, net	3,288	4,461
Other assets	4,771	3,070
Total Assets	$ 1,285,115	$ 1,333,503

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 98,942	$ 103,935
Interest bearing	697,136	751,276
Total deposits	796,078	855,211
Borrowings	290,569	291,971
Mortgagors' escrow funds	6,056	5,624
Other liabilities	17,077	15,260
Total liabilities	1,109,780	1,168,066

Shareholders' Equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,216,875 shares issued at December 31, 2003 and December 31, 2002	1,422	1,422
Additional paid-in capital	63,410	62,683
Retained earnings	115,561	103,593
Accumulated other comprehensive income	1,902	5,575
Treasury stock (23,069 shares at December 31, 2003 and 12,796
shares at December 31, 2002)	(450)	(170)
Unallocated ESOP shares (409,446 shares at December 31, 2003 and 460,627
shares at December 31, 2002)	(4,094)	(4,606)
Unearned restricted stock awards	(2,416)	(3,060)
Total shareholders' equity	175,335	165,437
Total Liabilities and Shareholders' Equity	$ 1,285,115	$ 1,333,503

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001
	2003	2002	2001
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 53,986	$ 44,037	$ 47,904
Federal funds sold and interest bearing deposits	348	534	274
Securities	14,855	18,319	20,351
Total interest income	69,189	62,890	68,529

Interest expense:
Deposits:
Savings accounts	839	1,147	1,988
Money market accounts	1,335	1,832	3,618
Time accounts	9,563	12,054	17,921
NOW accounts	199	326	549
	11,936	15,359	24,076
Borrowings:
Repurchase agreements	443	639	2,862
FHLB advances	10,109	11,471	11,771
Mortgagors' escrow funds	94	157	153
	10,646	12,267	14,786
Total interest expense	22,582	27,626	38,862
Net interest income	46,607	35,264	29,667
Provision for loan losses	1,100	1,150	1,672
Net interest income after provision for loan losses	45,507	34,114	27,995

Non-interest income:
Service fees	7,137	4,066	3,977
Trust and investment services	1,768	623	551
Income from bank-owned life insurance	1,273	1,292	2,030
Net (loss) gain on sale of securities available-for-sale	-	(19)	266
Net gain on sale of loans	666	467	262
Other income	294	418	47
Total non-interest income	11,138	6,847	7,133

Non-interest expense:
Salaries and employee benefits	18,655	13,231	12,537
Occupancy and equipment expense	3,720	2,699	3,020
Writedown of land and buildings held for sale	32	34	1,539
Marketing expense	938	1,064	918
Professional services	1,483	1,088	1,118
Technology expense	3,640	2,648	2,983
Contribution expense	152	2,268	225
Amortization of intangible assets	1,189	-	-
Merger expenses	-	1,716	-
Other expense	5,522	3,983	3,818
Total non-interest expense	35,331	28,731	26,158
Income before income tax expense	21,314	12,230	8,970
Income tax expense	7,268	3,818	2,329
Net income	$ 14,046	$ 8,412	$ 6,641

Basic earnings per share	$ 1.04	$ 0.45	N/A
Diluted earnings per share	$ 1.02	$ 0.45	N/A
See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2003, 2002 and 2001
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income	Stock	Shares	Awards	Total
	(In thousands, except share data)
Balance at December 31, 2000	$ -	$ -	$ 89,732	$ 179	$ -	$ -	$ -	$ 89,911
Net income	-	-	6,641	-	-	-	-	6,641
Other comprehensive income, net of tax	-	-	-	3,596	-	-	-	3,596
Balance at December 31, 2001	-	-	96,373	3,775	-	-	-	100,148
Net income	-	-	8,412	-	-	-	-	8,412
Other comprehensive income, net of tax	-	-	-	1,800	-	-	-	1,800
Cash dividends ($0.10 per minority share)	-	-	(608)	-	-	-	-	(608)
Net proceeds from sale of common stock in initial public offering
(6,397,594 shares), net of offering costs of $2,043	640	61,293	-	-	-	-	-	61,933
Initial capital contribution and issuance of shares to Partners Trust,
MHC (7,627,353 shares)	763	(763)	(100)	-	-	-	-	(100)
Charitable contribution of common stock to the SBU Bank Charitable
Foundation (191,928 shares)	19	1,900	-	-	-	-	-	1,919
Common stock acquired by ESOP (511,808 shares)	-	-	-	-	-	(5,118)	-	(5,118)
ESOP shares allocated (51,181 shares)	-	253	-	-	-	512	-	765
Purchase of treasury stock (255,904 shares)	-	-	-	-	(3,875)	-	-	(3,875)
Stock awarded under the Management Recognition Plan (255,903 shares)	-	-	(484)	-	3,875	-	(3,391)	-
Stock forfeited under the Management Recognition Plan (12,795 shares)	-	-	-	-	(170)	-	170	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	161	161
Balance at December 31, 2002	1,422	62,683	103,593	5,575	(170)	(4,606)	(3,060)	165,437
Net income	-	-	14,046	-	-	-	-	14,046
Other comprehensive loss, net of tax	-	-	-	(3,673)	-	-	-	(3,673)
Cash dividends ($0.34 per minority share)	-	-	(2,078)	-	-	-	-	(2,078)
ESOP shares allocated (51,181 shares)	-	569	-	-	-	512	-	1,081
Amortization of unearned restricted stock awards	-	-	-	-	-	-	644	644
Tax benefit of MRP vesting	-	158	-	-	-	-	-	158
Purchase of treasury stock (13,273 shares)	-	-	-	-	(320)	-	-	(320)
Stock options exercised (3,000 shares)	-	-	-	-	40	-	-	40
	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335

See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands)
Operating activities
Net income	$ 14,046	$ 8,412	$ 6,641
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,100	1,150	1,672
Depreciation and amortization	1,911	2,028	2,512
Income from bank-owned life insurance	(1,273)	(1,292)	(2,030)
Deferred tax expense (benefit)	456	301	(1,373)
Net premium amortization (discount accretion) on securities	2,230	(884)	(504)
Loss (gain) on sale of other real estate owned, net	88	(42)	(151)
Proceeds from sales of loans held for sale	32,918	28,784	21,118
Loans originated for sale	(27,787)	(27,908)	(20,856)
Gain on sale of loans, net	(666)	(467)	(262)
Writedown of land and buildings held for sale, net	32	34	1,539
Gain on sale of land and buildings held for sale	(11)	-	-
(Gain) loss on disposal of equipment, net	(41)	47	71
Net loss (gain) on sale of securities available-for-sale	-	19	(266)
Contribution of stock to SBU Bank Charitable Foundation	-	1,919	-
ESOP expense	1,081	765	-
Management Recognition Plan expense	644	161	-
Amortization of intangible assets	1,189	-	-
Decrease in accrued interest receivable	737	312	1,248
Net change in other assets and other liabilities	1,424	10,950	3,608
Net cash provided by operating activities	28,078	24,289	12,967

Investing activities:
Net cash used in acquisition activities	-	(27,272)	-
Purchases of securities held-to-maturity	(458)	(298)	(556)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	785	256	455
Purchases of securities available-for-sale	(179,906)	(87,900)	(41,527)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	172,800	121,059	59,186
Proceeds from sales of securities available-for-sale	-	1,301	28,001
Purchases of FHLB stock	(2,175)	(1,000)	(5,020)
Redemptions of FHLB stock	1,300	-	1,410
Proceeds from bank-owned life insurance	-	-	1,951
Net loans (made to) repaid by customers	(4,675)	(16,158)	5,937
Purchases of premises and equipment	(1,043)	(932)	(2,477)
Proceeds from sale of equipment	61	61	-
Proceeds from sale of land and buildings held for sale	194	472	-
Proceeds from sales of other real estate owned	3,028	502	488
Net cash (used in) provided by investing activities	(10,089)	(9,909)	47,848

(Continued)

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands)
Financing activities:
Net decrease in deposits	$ (59,133)	$ (29,943)	$ (35,997)
Net (decrease) increase in mortgagors' escrow funds	432	(721)	(40)
Net increase in short-term borrowings	1,000	-	-
Proceeds from FHLB advances	115,000	108,500	147,000
Repayment of FHLB advances	(98,500)	(88,500)	(65,000)
Net decrease in repurchase agreements	(18,902)	(3,026)	(91,666)
Cash dividends	(2,078)	(608)	-
Net proceeds from sale of common stock	-	61,933	-
Loan to ESOP for the purchase of common stock	-	(5,118)	-
Capitalization of Partners Trust, MHC	-	(100)	-
Purchase of treasury stock	(320)	(3,875)	-
Proceeds from exercise of stock options	40	-	-
Net cash (used in) provided by financing activities	(62,461)	38,542	(45,703)
Net (decrease) increase in cash and cash equivalents	(44,472)	52,922	15,112
Cash and cash equivalents at beginning of year	84,979	32,057	16,945
Cash and cash equivalents at end of year	$ 40,507	$ 84,979	$ 32,057

Supplemental disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$ 23,122	$ 28,604	$ 40,013
Income taxes	4,800	5,772	2,520

Non-cash investing and financing activity:
Transfer of loans to other real estate owned	145	3,380	330
Transfer of securities from held-to-maturity to
available-for-sale upon adoption of SFAS No. 133
(fair value of $168,156 on date of transfer)	-	-	166,490
Transfer of premises and equipment to land
and buildings held for sale	-	224	5,218

Acquisition activity:
Fair value of non-cash assets acquired	-	328,468	-
Fair value of liabilities assumed	-	301,196	-

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2003, 2002 and 2001
	2003	2002	2001
	(In thousands)
Net income	$ 14,046	$ 8,412	$ 6,641
Other comprehensive (loss) income, net of tax:
(Decrease) increase in unrealized holding gains on
securities available-for-sale (pre-tax, ($5,295), $2,982,
and $6,259)	(3,177)	1,789	3,755
Reclassification adjustment for net (gain)/loss on sales of
available-for-sale securities realized in net income
(pre-tax amounts of $ -, $19 and ($266))	-	11	(159)
Minimum pension liability arising during the year
(pre-tax, ($826))	(496)	-	-
Total other comprehensive (loss) income	(3,673)	1,800	3,596
Comprehensive income	$ 10,373	$ 10,212	$ 10,237

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

On April 3, 2002, under the Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan approved by the Bank's depositors at a Special Meeting held on March 28, 2002, the Bank completed its reorganization whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of the Company, which is a mid-tier stock holding company and a majority-owned subsidiary of Partners Trust, MHC (the "MHC"), a mutual holding company. In connection with the reorganization, the Company sold 6,397,594 shares of common stock at a price of $10.00 per share to the Bank's eligible depositors and to the Company's Employee Stock Ownership Plan ("ESOP"), and issued 7,627,353 shares to the MHC. In addition, 191,928 shares and $200,000 in cash were contributed to the SBU Bank Charitable Foundation. The shares sold to the ESOP were funded by a loan from the Company. At December 31, 2003, the MHC owned 7,627,353 shares (or 53.7%) of the outstanding common shares of the Company, with the remaining 6,566,453 shares (or 46.3%) owned by other shareholders.

Effective February 8, 2002, the Bank was chartered by the Office of Thrift Supervision ("OTS") as a mutual institution. Prior to February 8, 2002, the Bank was a New York State-chartered mutual savings bank. The Bank provides retail and commercial banking services to individual and business customers in Oneida, Herkimer and surrounding counties in New York State.

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

Securities

The Company classifies its securities as held-to-maturity or available-for-sale at the time of purchase. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for premiums and discounts. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of accumulated other comprehensive income, net of taxes. None of the Company's securities have been classified as trading securities.

1. Summary of Significant Accounting Policies (Continued)

Securities (Continued)

Purchases and sales of securities are recorded as of the trade date. Premiums and discounts on securities are amortized and accreted, respectively, using the level yield method over the period to maturity, estimated life, or earliest call date of the related security. Gains and losses on securities sold are computed based on specific identification.

Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank of New York ("FHLB"), the Company is required to hold stock in the FHLB. FHLB stock is carried at cost since there is no readily available market value. The stock cannot be sold, but can be redeemed by the FHLB at cost.

Repurchase Agreements

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

Loans

Loans are reported at their outstanding principal balance net of charge-offs, the allowance for loan losses, net deferred loan fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest income on loans is accrued based on the principal amount outstanding.

Nonrefundable loan origination fees and related direct costs are netted, and the net amount is deferred and amortized over the contractual life of the loan using the interest method, which results in a constant effective yield over the loan term.

Loans that are delinquent three payments are reported as 60-89 days past due. Loans that are delinquent four or more payments are reported as 90 days or more past due.

Allowance for Loan Losses

The allowance for loan losses is periodically evaluated by the Company in order to maintain the allowance at a level which represents management's estimate of all known and inherent losses in the loan portfolio at the balance sheet date. Management's evaluation of the allowance is based on the Company's past loan loss experience, known and inherent losses in the loan portfolio, adverse circumstances that may affect the ability of borrowers to repay, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Other factors such as the level and trend of interest rates and the condition of the national and local economies are also considered.

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

1. Summary of Significant Accounting Policies (Continued)

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days (120 days for consumer loans), unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

Loans Held for Sale and Mortgage Servicing Rights

The Company sells certain residential real estate loans in the secondary market. The Company may retain the right to service the loan, or may sell the loan servicing released. The Company makes the determination of whether or not to identify a loan as held for sale at the time the application is received from the borrower. In addition, from time to time the Company may transfer loans from the loan portfolio to held for sale for asset/liability management purposes or to provide additional liquidity. Loans held for sale are regularly evaluated on an aggregate basis to determine if fair value is less than carrying value. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2003 or 2002. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

The Bank also has rate lock commitments extended to borrowers that relate to the origination of residential mortgage loans ("rate locks"). To mitigate the interest rate risk inherent in rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), the Bank enters into forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133. The impact of the estimated fair value of the rate locks offset by forward commitments, was not significant to the consolidated financial statements.

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

1. Summary of Significant Accounting Policies (Continued)

Bank-Owned Life Insurance

Bank-owned life insurance is carried at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance premiums, is recorded as non-interest income.

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

1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

The Company accounts for stock options granted under its Long-Term Equity Compensation Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Restricted stock awards granted under the Long-Term Equity Compensation Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the five year vesting period of the awards. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants made in 2002: dividend yield of 1.52%, expected volatility of 25.0%, risk-free interest rate of 2.67%, and expected life of 5 years. The following weighted-average assumptions were used for grants made in 2003: dividend yield of 1.68%, expected volatility of 24.71%, risk-free interest rate of 2.97%, and expected life of 5 years. The estimated weighted-average fair value of the options granted in October 2002, January 2003 and October 2003 was $2.97, $3.34 and $6.69 per option, respectively.

Pro forma disclosures for the years ended December 31, 2003 and 2002, utilizing the estimated fair value of the options granted, is as follows (dollars in thousands except per share data):

	2003	2002
Net income, as reported	$ 14,046	$ 8,412
Add: Stock-based compensation expense related to restricted stock awards
included in reported net income, net of related tax effects	388	97
Deduct: Total stock-based compensation expense determined under fair
value based method for all awards, net of related tax effects	(645)	(161)
Pro forma net income	$ 13,789	$ 8,348
Basic earnings per share:
As reported	$ 1.04	$ 0.45
Pro forma	$ 1.02	$ 0.44
Diluted earnings per share:
As reported	$ 1.02	$ 0.45
Pro forma	$ 1.01	$ 0.44

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the years ended December 31, 2003 and 2002 should not be considered representative of the pro forma effects on reported net income and earnings per share for future years. Additional information regarding the Company's stock options is located in note 11.

1. Summary of Significant Accounting Policies (Continued)

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

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by the Company have included interest rate floor and cap agreements. The Company is a limited end-user of derivative instruments for interest rate management purposes, and does not conduct trading activities for derivatives.

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 has since been amended by SFAS No. 138 and SFAS No. 149. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

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

Comprehensive Income

Comprehensive income consists of net income, the net change in unrealized gains and losses on securities available-for-sale, net of taxes and the change in minimum pension liability, net of taxes.

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

1. Summary of Significant Accounting Policies (Continued)

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

The transaction has been accounted for using the purchase method of accounting and, accordingly, operations acquired from Herkimer have been included in the Company's financial results since the acquisition date. The assets acquired and liabilities assumed from Herkimer were recorded at their estimated fair values. In connection with the acquisition, the Company recorded approximately $34.5 million of nondeductible goodwill, $3.8 million of core deposit intangible, and $207,000 of trust relationship intangible. The goodwill is not being amortized, but is evaluated at least annually for impairment. No impairment of goodwill was recognized in 2003. The core deposit intangible and the trust relationship intangible are being amortized over seven years using an accelerated method.

The following table summarizes the Company's intangible assets that are subject to amortization (in thousands):

	December 31, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 3,839	$ 960	$ 2,879
Mortgage servicing rights	593	339	254
Other intangible assets	384	229	155
Total	$ 4,816	$ 1,528	$ 3,288

	December 31, 2002
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 3,839	$ -	$ 3,839
Mortgage servicing rights	3,960	3,722	238
Other intangible assets	384	-	384
Total	$ 8,183	$ 3,722	$ 4,461

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit	Mortage Servicing	Trust Relationship
	Intangible	Rights	Intangible
2004	$ 823	$ 58	$ 44
2005	686	44	37
2006	548	34	30
2007	411	26	22
2008	274	20	15

2. Business Combination (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the Herkimer acquisition:

At December 27, 2002 (dollars in thousands):
Cash and cash equivalents	$ 37,781
Securities available-for-sale	78,425
Loans receivable, net of allowance for loan losses and loans held for sale	191,131
Premises and equipment	4,316
Goodwill	34,523
Core deposit intangible	3,839
Trust relationship intangible	207
Other assets	16,027
Total assets acquired	366,249
Deposits and escrow accounts	280,789
Borrowings	18,545
Other liabilities	1,862
Total liabilities assumed	301,196
Net assets acquired	$ 65,053

In connection with the integration of Herkimer's operations, the Company incurred $1.7 million of merger expenses in 2002. These expenses primarily consisted of systems conversion costs, customer communication, personnel charges, and writedowns on Company properties that are no longer being used as a result of the merger. All expenses related to the Herkimer merger were recorded in 2002. At December 31, 2003 there is no liability for merger expenses.

Presented below is certain unaudited pro forma information for the years ended December 31, 2002 and 2001, as if Herkimer had been acquired on January 1, 2001. These results combine the historical results of Herkimer into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company had achieved operating cost savings as a result of the merger, which are not reflected in the pro forma amounts presented.

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

3. Securities

The amortized cost and estimated fair value of securities are summarized as follows (in thousands):

	December 31, 2003
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury and obligations of
U.S. government corporations
and agencies	$ 101,905	$ 1,257	$ 107	$ 103,055
Municipal obligations	31,729	581	31	32,279
Corporate debt securities	15,481	448	14	15,915
Fannie Mae preferred stock	10,000	-	1,807	8,193
Collateralized mortgage obligations	42,209	366	30	42,545
Other mortgage-backed securities	138,393	3,614	280	141,727
Total available-for-sale	$ 339,717	$ 6,266	$ 2,269	$ 343,714

Held-to-maturity:
Other securities	$ 1,240	$ 1	$ -	$ 1,241
Total held-to-maturity	$ 1,240	$ 1	$ -	$ 1,241

	December 31, 2002
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury and obligations of
U.S. government corporations
and agencies	$ 79,703	$ 2,167	$ -	$ 81,870
Municipal obligations	28,462	3	-	28,465
Corporate debt securities	15,915	262	-	16,177
Fannie Mae preferred stock	10,000	-	534	9,466
Collateralized mortgage obligations	73,159	1,210	-	74,369
Other mortgage-backed securities	127,602	6,184	-	133,786
Total available-for-sale	$ 334,841	$ 9,826	$ 534	$ 344,133

Held-to-maturity:
Other securities	$ 1,567	$ -	$ -	$ 1,567
Total held-to-maturity	$ 1,567	$ -	$ -	$ 1,567

3. Securities (Continued)

The following provides information on temporarily impaired securities at December 31, 2003 (in thousands):

	Less than 12 months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and obligations of
U.S. government corporations
and agencies	$ 23,691	$ 107	$ -	$ -	$ 23,691	$ 107
Municipal obligations	1,001	31	-	-	1,001	31
Corporate debt securities	1,690	14	-	-	1,690	14
Fannie Mae preferred stock	-	-	8,193	1,807	8,193	1,807
Collateralized mortgage obligations	10,646	30	-	-	10,646	30
Other mortgage-backed securities	45,421	280	-	-	45,421	280
Total temporarily impaired securities	$ 82,449	$ 462	$ 8,193	$ 1,807	$ 90,642	$ 2,269

The Fannie Mae preferred stock was not considered to be other than temporarily impaired because the loss is attributed primarily to the low level of market interest rates, as opposed to credit quality concerns. Fannie Mae is a government sponsored enterprise, and was rated Aa3 by Moodys at December 31, 2003. We are not aware of any event that would lead us to believe that the market value of the security has been negatively impacted by a reduction in the credit quality of Fannie Mae. This stock has an adjustable rate, which declined along with market interest rates in recent years. The effect of this rate decline was a reduction in the tax benefit of owning the stock (70% dividend received deduction), which reduced the market value of the security. It is expected that, if and when market rates increase, the market value of this stock should increase. We intend to hold this security for the foreseeable future.

Privately issued collateralized mortgage obligations totaled $8.2 million and $14.8 million at December 31, 2003 and 2002, respectively. These bonds were AAA rated at each date. All other mortgage-backed securities and collateralized mortgage obligations at December 31, 2003 and 2002, were backed by either Fannie Mae, Freddie Mac or Ginnie Mae.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$ 39,694	$ 40,096
Due after one year through five years	82,537	83,573
Due after five years through ten years	8,117	8,282
Due after ten years	18,767	19,298
	149,115	151,249
Mortgage-backed securities and collateralized
mortgage obligations	180,602	184,272
Total	$ 329,717	$ 335,521

There were no sales of securities during 2003. During the year ended December 31, 2002, the Company realized gross gains of $13,000 and gross losses of $32,000 related to the sales of securities available-for-sale. During the year ended December 31, 2001, the Company realized gross gains of $335,000 and gross losses of $69,000.

3. Securities (Continued)

Securities at December 31, 2003 and 2002 include approximately $115.5 million and $127.8 million, respectively, of securities which are pledged under depository agreements, treasury, tax and loan accounts, and other collateral agreements, including repurchase agreements.

4. Loans Receivable

The components of loans receivable at the dates indicated are as follows (in thousands):

	December 31,
	2003	2002
Residential	$ 481,929	$ 434,312
Commercial real estate	139,555	170,430
Commercial	58,936	56,785
Consumer, including home equity loans	124,830	143,471
Total loans receivable	805,250	804,998
Less:
Net deferred loan fees and costs	446	442
Allowance for loan losses	8,608	10,989
Net loans receivable	$ 796,196	$ 793,567

The Company grants commercial, consumer and residential loans primarily throughout Oneida, Herkimer and Onondaga Counties in New York State. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the employment and economic conditions within these counties.

At December 31, 2003, $334.0 million residential mortgages were pledged as collateral for FHLB advances.

At December 31, 2003 and 2002, loans to Company directors and officers were not significant.

At December 31, 2003, 2002 and 2001, impaired loans totaled approximately $1.9 million, $2.0 million and $4.9 million, respectively. There was no allowance for loan losses on impaired loans at December 31, 2003. The allowance for loan losses on impaired loans as of December 31, 2002 and 2001, totaled approximately $1.0 million and $550,000, respectively. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in impaired loans was approximately $1.4 million, $4.3 million and $1.7 million, respectively. No interest income was recognized on impaired loans while such loans were considered impaired during the years ended December 31, 2003, 2002 or 2001.

The amount of loans on which the Company has ceased accruing interest totaled approximately $3.8 million, $10.5 million and $8.8 million at December 31, 2003, 2002 and 2001, respectively. The amount of interest not recorded on these nonaccrual loans was approximately $223,000, $200,000 and $309,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The amount of loans 90 days past due and still accruing at December 31, 2003 and 2002 totaled $480,000 and $461,000, respectively.

Changes in the allowance for loan losses for the years indicated are as follows (in thousands):

	2003	2002	2001
Balance at beginning of year	$ 10,989	$ 7,934	$ 7,564
Charge-offs	(4,051)	(3,097)	(2,767)
Recoveries	570	830	1,465
Provision for loan losses	1,100	1,150	1,672
Allowance acquired	-	4,172	-
Balance at end of year	$ 8,608	$ 10,989	$ 7,934

4. Loans Receivable (Continued)

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others was approximately $129.9 million, $187.7 million, and $212.6 million at December 31, 2003, 2002 and 2001, respectively.

Custodial escrow balances included in demand deposits were approximately $2.2 million and $3.0 million at December 31, 2003 and 2002, respectively.

5. Premises and Equipment

Premises and equipment at cost less accumulated depreciation and amortization at the dates indicated are as follows (in thousands):

	December 31,
	2003	2002
Land	$ 3,073	$ 3,073
Buildings	13,754	14,167
Leasehold improvements	2,112	2,108
Furniture, fixtures and equipment	7,341	9,443
Computer software purchased	2,434	2,348
Construction in progress	205	47
Total cost	28,919	31,186
Less: Accumulated depreciation and amortization	(15,296)	(16,675)
	$ 13,623	$ 14,511

6. Land and Buildings Held for Sale

In connection with the acquisition of Herkimer, the Company decided to close certain branches due to the close proximity to other branches. Three of these branch buildings were owned and thus were considered held for sale. The net book value of $352,000 at the time approximated the estimated fair value. Depreciation expense was discontinued on these properties effective December 31, 2002. One of these branches was sold in 2003 and a net gain of $13,000 was recognized.

During 2001, the Company recorded an impairment charge of $1.5 million on two buildings it was seeking to sell. The charge reduced the recorded net book value of the properties to their estimated net fair value, which was $3.6 million at December 31, 2001. The net fair value of the properties was estimated by the Company's in-house appraiser in consultation with a commercial real estate broker. One property is an office building that previously housed several operations functions of the Company. As the Company did not expect to need the space for future operations, it was decided to list the property for sale with a commercial real estate broker. Depreciation expense was discontinued on this property in 2001. Additional impairment charges of $32,000 and $170,000 were recorded on this property during 2003 and 2002, respectively based on management's reassessment of the estimated fair value. The second property was a former branch location that was consolidated into a new branch office less than a mile away. This property was sold in 2002 for $472,000, resulting in a net gain of $136,000.

7. Accrued Interest Receivable

Accrued interest receivable at the dates indicated consists of the following (in thousands):

	December 31,
	2003	2002
Loans	$ 2,734	$ 3,338
Securities	2,502	2,635
Total accrued interest receivable	$ 5,236	$ 5,973

8. Deposits

Deposits consisted of the following at the dates indicated (in thousands):

	December 31,
	2003	2002

Savings accounts	$ 156,469	$ 169,902
Money market accounts	153,320	164,435
Time accounts	297,273	328,806
Demand deposits and NOW accounts	189,016	192,068
Total deposits	$ 796,078	$ 855,211

The maturity of time accounts at December 31, 2003 follows (dollars in thousands):

	December 31, 2003
Maturity	Amount	Percent

One year or less	$ 193,408	65.1%
Over one year to two years	54,213	18.2%
Over two years to three years	22,815	7.7%
Over three years to four years	20,497	6.9%
Over four years to five years	6,279	2.1%
Over five years	61	0.0%
Total time accounts	$ 297,273	100.0%

The aggregate amount of time accounts $100,000 or greater was approximately $55.5 million at December 31, 2003 and 2002. Deposit amounts in excess of $100,000 are not federally insured.

9. Borrowings

The following is a summary of borrowings at the dates indicated (in thousands):

	December 31,
	2003	2002

Repurchase agreements	$ 26,069	$ 44,971
Federal Home Loan Bank term advances	263,500	247,000
Federal Home Loan Bank overnight line of credit	1,000	-
Total borrowings	$ 290,569	$ 291,971

9. Borrowings (Continued)

The following table sets forth certain information with respect to the overnight line of credit and repurchase agreements at and for the years indicated (dollars in thousands):

	December 31,
	2003	2002	2001

FHLB Overnight Line of Credit:
Maximum month-end balance	$ 13,000	$ -	$ 19,000
Balance at end of year	1,000	-	-
Average balance during year	1,058	-	2,444
Weighted average interest rate at end of year	1.04%	-	-
Weighted average interest rate during year	1.16%	-	5.39%

Repurchase agreements:
Maximum month-end balance	$ 44,294	$ 44,971	$ 62,657
Balance at end of year	26,069	44,971	29,452
Average balance during year	34,668	28,028	49,835
Weighted average interest rate at end of year	1.04%	1.73%	2.63%
Weighted average interest rate during year	1.21%	2.28%	5.74%

Repurchase agreements outstanding at December 31, 2003 are at interest rates ranging from 0.34% to 7.25%, and were at interest rates ranging from 0.87% to 7.25% at December 31, 2002. At December 31, 2003 and 2002, the fair value of securities pledged under repurchase agreements approximated $46.1 million and $47.0 million, respectively.

As of the dates indicated, principal balances of FHLB term advances mature as follows (dollars in thousands):

	December 31, 2003		December 31, 2002
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount
Maturing
2003			5.32%	$ 98,500
2004	2.91%	33,500	2.91%	33,500
2005	4.21%	70,000	5.03%	50,000
2006	3.63%	90,000	4.50%	40,000
2007	3.31%	55,000	3.76%	25,000
2008	2.79%	15,000		-
Total FHLB term advances	3.58%	$ 263,500	4.64%	$ 247,000

One of the Company's fixed-rate term FHLB advances totaling $20.0 million at December 31, 2003 is callable quarterly. If called, the Company has the option to reprice the advance at the then-current FHLB rates, or repay the advance. This advance has a rate of 6.31% and matures in August 2005.

The Company had available $351.5 million and $277.0 million in borrowing capacity with the FHLB (subject to limitations) at December 31, 2003 and 2002, respectively, of which approximately $263.5 million and $247.0 million, respectively, was outstanding. FHLB advances are collateralized by certain mortgage loans, mortgage-backed securities, and other securities under a blanket pledge agreement with the FHLB.

10. Employee Benefits Plan

Defined Benefit Plan and Postretirement Benefits

The Company has a noncontributory pension plan covering substantially all employees. Effective November 1, 2002, the Company froze all pension benefit accruals and participation in the Plan. Under the Plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for Federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. The Company also provides postretirement medical and life insurance benefits to eligible retirees. The costs of these benefits are accrued over the employment period of the active employees. The postretirement benefit plan is unfunded. Participation in this plan is limited to personnel meeting eligibility requirements prior to November 1, 2002. No additional employees are eligible for benefits subsequent to that date.

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the plans at December 31 (using a measurement date of October 1) (in thousands):

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at
beginning of year	$ 9,962	$ 9,636	$ 3,160	$ 3,400
Service cost	26	272	58	44
Interest cost	586	665	205	202
Actuarial loss (gain)	748	181	(597)	(253)
Benefits paid	(529)	(792)	(122)	(233)
Curtailment	(1,343)	-	-	-
Benefit obligation at
end of year	$ 9,450	$ 9,962	$ 2,704	$ 3,160

Change in plan assets:
Fair value of plan assets
at beginning of year	$ 8,795	$ 10,870	$ -	$ -
Actual return (loss) on plan assets	1,003	(1,283)	-	-
Employer contributions	-	-	122	233
Benefits paid	(529)	(792)	(122)	(233)
Fair value of plan assets
at end of year	$ 9,269	$ 8,795	$ -	$ -

Reconciliation of funded status to
net amount recognized:
Funded status	$ (181)	$ (1,167)	$ (2,704)	$ (3,160)
Unrecognized prior service cost	-	54	263	285
Unrecognized actuarial loss (gain)	826	1,405	(1,879)	(1,350)
Net amount recognized	$ 645	$ 292	$ (4,320)	$ (4,225)

10. Employee Benefits Plan (Continued)

Amounts recognized in the consolidated balance sheet consist of (in thousands):

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$ -	$ 292	$ -	$ -
Accrued benefit cost	(181)	-	(4,320)	(4,225)
Additional minimum liability	826	-	-	-
Net amount recognized	$ 645	$ 292	$ (4,320)	$ (4,225)

The following table is presented as the plans have an accumulated benefit obligation in excess of plan assets (in thousands):

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Projected benefit obligation	$ 9,450	$ 9,962
Accumulated benefit obligation	9,450	8,625	$ 2,704	$ 3,160
Fair value of plan assets	9,269	8,795	-	-

The composition of the net periodic benefit plan (credit) cost for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$ 26	$ 272	$ 306	$ 58	$ 44	$ 60
Interest cost	586	665	715	205	202	234
Amortization of unrecognized actuarial gain	-	(151)	(247)	(67)	(88)	(60)
Amortization of unrecognized
prior service cost	1	7	7	21	21	21
Expected return on plan assets	(879)	(1,093)	(1,149)	-	-	-
Curtailment credit	(87)	-	-	-	-	-
Net periodic benefit plan (credit) cost	$ (353)	$ (300)	$ (368)	$ 217	$ 179	$ 255

Unrecognized net actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets are amortized over the average remaining service period of active plan participants.

The following weighted-average assumptions were used to determine benefit obligations for these plans:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	N/A	4.00%	4.50%

The rate of compensation increase is not applicable in 2003 since the Company froze the plan as of November 1, 2002.

10. Employee Benefits Plan (Continued)

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.25%	8.00%	6.75%	7.25%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%	5.50%

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0% which is approximately the midpoint of the range of expected returns.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. This rate was assumed to decrease gradually to 4.5% by 2008 and remain at that level thereafter.

The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2003 would have increased by $303,000 and the aggregate of service and interest cost would have increased by $36,000. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2003 would have decreased by $251,000 and the aggregate of service and interest cost would have decreased by $29,000.

The Company's pension plan weighted-average asset allocations at October 1, 2003, and 2002, by asset category are as follows:

	Plan assets at	Plan assets at
	October 1, 2003	October 1, 2002
Equity securities	67%	62%
Debt securities (bond mutual funds)	33%	38%
Total	100%	100%

Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the "Trust"), a no load series open-ended mutual fund. In addition, a small portion of the assets (less than 1%) is invested in RS Group common stock. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

10. Employee Benefits Plan (Continued)

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. Performance volatility is also monitored. Risk and volatility are further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The Company does not expect to make any contributions to its pension plan in 2004. The Company expects its contributions to the postretirement plan in 2004 to remain consistent with 2003, unless there is a significant change in healthcare costs or the health of the participants in the plan.

Defined Contribution Plan

The Company also maintains a defined contribution employee savings 401(k) plan. Company contributions associated with the plan amounted to approximately $299,000, $214,000 and $224,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Supplemental Retirement Income Agreement

In June 2001, the Company entered into an Executive Supplemental Retirement Income Agreement (the "SERP") with the Chief Executive Officer (the "CEO"). Under the terms of the SERP, upon the CEO's retirement on or after attainment of age 65, the CEO will be entitled to an annual supplemental retirement income benefit equal to 60% of his average annual base salary over the three years prior to retirement or attainment of age 65, payable in monthly installments for 180 months. The SERP also contains provisions regarding the benefits payable to the CEO or his beneficiary in the event of early retirement, disability, death or a change in control of the Company. The Company has also entered into an endorsement split dollar agreement for the benefit of the CEO, under which the Company purchased life insurance to provide death benefits to the CEO's beneficiary until the CEO attains age 60. The Company will pay the annual premiums on the policy and will have an interest in the policy equal to the greater of the aggregate amount of the premiums paid or the policy's entire cash surrender value. The accrued benefit liability under the SERP was approximately $310,000 and $190,000 as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a net expense of approximately $124,000, $156,000 and $161,000, respectively, related to the SERP, including premiums paid and earnings on the life insurance policy. The cash surrender value of the life insurance policy as of December 31, 2003 and 2002 was $142,000 and $55,000, respectively.

11. Stock-Based Compensation Plans

Employee Stock Ownership Plan

The Company established an ESOP in 2002 in conjunction with the initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $5.1 million from the Company and used the funds to purchase approximately 8.0% of the shares issued in the offering, or 511,808 shares. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of ten years. At December 31, 2003 and 2002, the loan had an outstanding balance of $4.2 million and $4.7 million, respectively, and an interest rate of 5.75%. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation. Unallocated ESOP shares are pledged as collateral on the loan and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made to the ESOP each plan year ending on December 31. The Company recorded approximately $1.1 million and $765,000 of compensation expense related to the ESOP for the years ended December 31, 2003 and 2002, respectively.

The ESOP shares as of December 31 were as follows:	2003	2002
Allocated shares	102,362	51,181
Unallocated shares	409,446	460,627
Total ESOP shares	511,808	511,808
Market value of unallocated shares at December 31 (in thousands)	$ 13,921	$ 7,333

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

The following is a summary of the Company's stock option plan as of and for the years ended December 31, 2003 and 2002:

	2003		2002
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	546,000	$ 13.25	-	$ -
Granted	24,000	17.67	571,000	13.25
Exercised	(3,000)	13.25	-	-
Forfeited	-	-	(25,000)	13.25
Outstanding at end of year	567,000	$ 13.44	546,000	$ 13.25
Exercisable at end of year	106,200	$ 13.25	-	$ -

11. Stock Based Compensation Plans (Continued)

The following table summarizes information on the Company's stock options at December 31, 2003 and 2002:

2003
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$13.25 - 22.65	567,000	$ 13.44	8.8	106,200	$ 13.25

2002
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 13.25	546,000	$ 13.25	9.8	-	$ -

Under the MRP, 255,904 shares of authorized but unissued shares are reserved for issuance. The Company also can fund the MRP with treasury stock. The fair market value of the shares awarded under the MRP is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the MRP was $644,000 in 2003 and $161,000 from the grant date (October 10, 2002) through December 31, 2002. The remaining unearned compensation cost of $2.4 million and $3.1 million was reported as a reduction of shareholders' equity at December 31, 2003 and 2002, respectively. Shares awarded under the MRP were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings. The following is a summary of the MRP as of and for the years ended December 31, 2003 and 2002:

	2003		2002
		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price
Beginning of year	243,108	$ 13.25	-	$ -
Granted	-	-	255,903	13.25
Forfeited	-	-	(12,795)	13.25
Vested	(36,679)	13.25	-	-
End of year	206,429	$ 13.25	243,108	$ 13.25

12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2003	2002	2001
Current:
Federal	$ 5,986	$ 3,247	$ 3,187
State	826	270	515

Deferred:
Federal	385	292	(1,109)
State	71	9	(264)
	$ 7,268	$ 3,818	$ 2,329

A reconciliation of the applicable federal statutory rate to the effective income tax rate for the years indicated is as follows:

	2003	2002	2001

Federal statutory income tax rate	35%	34%	34%
State tax, net of Federal benefit	3	2	2
Tax exempt income on securities and loans	(3)	(2)	(3)
Income from bank-owned life insurance	(2)	(4)	(5)
Death benefit from bank-owned life insurance	-	-	(3)
Other	1	1	1
Effective income tax rate	34%	31%	26%

12. Income Taxes (Continued)

The components of deferred income taxes included in other assets in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$ 2,894	$ 3,686
Accrued postretirement benefits	1,737	1,701
Depreciation	208	356
Deferred compensation	504	589
Interest on non-accrual loans	319	478
Writedown of land and buildings held for sale	519	495
Charitable contribution carryforward	126	455
Minimum pension liability adjustment	330	-
Other	623	601
Total deferred tax assets	7,260	8,361

Deferred tax liabilities:
Bond discount accretion	(167)	(184)
Purchase accounting adjustments, net	(3,103)	(4,061)
Net unrealized gain on securities available-for-sale	(1,599)	(3,717)
Total deferred tax liabilities	(4,869)	(7,962)
Net deferred tax assets at end of year	2,391	399
Net deferred tax assets at beginning of year	399	3,912
Change in net deferred tax asset	1,992	(3,513)
Less: Change in deferred tax liability on net unrealized gain on
securities available-for-sale	2,118	(1,201)
Change in deferred tax asset on minimum pension liability	330	-
Net deferred tax liabilities recorded at purchase acquisition date	-	(2,011)
Deferred tax expense	$ (456)	$ (301)

The Company's tax deduction for charitable contributions is subject to limitations based on a percentage of taxable income. Contributions in excess of this limitation are carried forward and may be deducted in one or more of the succeeding five tax years. As a result of the cash and common stock contribution to The SBU Bank Charitable Foundation, at December 31, 2003 and 2002, the Company had unused charitable contribution carryforwards of approximately $255,000 and $1.2 million, respectively. The carryforwards are available for deduction through 2007.

Deferred tax assets are recognized subject to management's judgment that these tax benefits will more likely than not be realized. Based on the sufficiency of taxable temporary items, historical taxable income, as well as anticipated future taxable income, the Company believes it is more likely than not that the gross deferred tax assets at December 31, 2003 and 2002 will be realized.

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

12. Income Taxes (Continued)

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $5.1 million at December 31, 2003, and the New York State base-year reserve of $20.8 million at December 31, 2003, since the Company does not expect that these amounts will become taxable in the foreseeable future. As discussed in note 18, the Company has signed a definitive merger agreement to acquire BSB Bancorp, Inc., the holding company for BSB Bank & Trust. BSB Bank & Trust is a commercial bank. Subsequent to the acquisition it is likely that the Company's asset mix will change and have an impact on the test that determines whether the Company qualifies as a thrift for tax purposes. If the Company takes no action, it is possible that the Company, subsequent to the acquisition of BSB Bancorp, Inc., could fail to qualify as a thrift for tax purposes causing recapture of the New York State base-year tax bad debt reserves. However, the Company believes it can manage its assets prior to and subsequent to the acquisition of BSB Bancorp, Inc. in order to continue to qualify as a thrift. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $1.8 million at December 31, 2003. The unrecognized deferred tax liability with respect to the New York State base-year reserve was $1.0 million (net of Federal benefit) at December 31, 2003.

13. Earnings Per Share

The following summarizes the computation of earnings per share for the year ended December 31, 2003 and for the period from the conversion to a stock bank on April 3, 2002 through December 31, 2002 (in thousands except per share data):

	2003	2002
Basic earnings per share:
Income available to common shareholders	$ 14,046	$ 6,104
Weighted average basic shares outstanding	13,532	13,678
Basic earnings per share	$ 1.04	$ 0.45

Diluted earnings per share:
Income available to common shareholders	$ 14,046	$ 6,104
Weighted average basic shares outstanding	13,532	13,678
Effect of dilutive securities:
Stock options	150	16
Unearned restricted stock awards	67	8
Weighted average diluted shares outstanding	13,749	13,702
Diluted earnings per share	$ 1.02	$ 0.45

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

14. Commitments and Contingencies (Continued)

The following presents financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	Contract Amount at
	December 31,
	2003	2002

Commitments to extend credit	$ 84,216	$ 106,455
Letters of credit	1,018	2,000

As of December 31, 2003 and 2002, fixed rate loan commitments totaled $16.3 million and $34.5 million, with rates between 3.74% - 13.75% and 4.74% - 14.50%, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.

For both commitments to extend credit and letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The fair value of the Company's standby letters of credit at December 31, 2003 and 2002 was insignificant.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance periods including December 31, 2003 and 2002 was $15.3 million and $14.6 million, respectively, which was satisfied by cash on hand and balances with the Federal Reserve Bank.

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2010. Certain leases provide for renewal options of two five-year terms. Rent expense totaled approximately $513,000, $303,000 and $443,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum rentals under the initial terms of these leases are summarized as follows:

Year ending December 31 (in thousands):
2004	$ 447
2005	448
2006	339
2007	287
2008	208
Thereafter	153
Total minimum lease payments	$ 1,882

14. Commitments and Contingencies (Continued)

The payment of dividends by the Bank to the Company is restricted by various laws and regulations. Under current OTS regulations, while the Bank must provide written notice to the OTS prior to any dividend declaration, an application must be approved by the OTS if the total of all dividends declared in any year would exceed the net income for the year plus the retained net income (as defined) of the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. The Bank paid no dividends to the Company during 2003 and 2002. As of December 31, 2003, approximately $23.2 million was available at the Bank to pay future dividends to the Company without prior OTS approval.

For as long as the Bank is controlled by the MHC, the dollar amount of the Company's dividends waived by the MHC is considered a restriction to the retained earnings of the Bank. In 2003 and 2002 the MHC waived dividends from the Company of $2.6 million and $763,000, respectively.

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

Off-Balance Sheet and Derivative Instruments

Off-balance sheet financial instruments consist of letters of credit and commitments to extend credit. The Company had no derivative instruments other then rate locks and forward commitments at December 31, 2003 and 2002. The fair value of these instruments is not material.

The net carrying amounts and fair values of financial instruments as of the dates indicated are as follows (in thousands):

	December 31,
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 40,507	$ 40,507	$ 84,979	$ 84,979
Securities	344,954	344,955	345,700	345,700
FHLB stock	13,225	13,225	12,350	12,350
Loans held for sale	1,390	1,390	5,054	5,054
Loans receivable	804,804	830,726	804,556	824,929
Allowance for loan losses	(8,608)	-	(10,989)	-
Net loans receivable	796,196	830,726	793,567	824,929

Accrued interest receivable	5,236	5,236	5,973	5,973

Financial liabilities:
Deposits	$ 796,078	$ 801,092	$ 855,211	$ 859,415
Borrowings	290,569	292,176	291,971	305,551
Mortgagors' escrow funds	6,056	6,056	5,624	5,624
Accrued interest payable	785	785	1,324	1,324

16. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to assets (as defined), and of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank met all capital adequacy requirements to which it was subject.

16. Regulatory Matters (Continued)

As of December 31, 2003, the most recent notification from the Office of Thrift Supervision categorized the Bank and as well capitalized under the regulatory framework of prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios for capital adequacy purposes as of December 31, 2003 and 2002 are also presented in the following table (dollars in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Company	$ 143,963	19.7%	$ 58,619	8%	$ -	N/A
Bank	123,415	16.9%	58,569	8%	73,211	10%
Tier I Capital (to Risk-Weighted Assets)
Company	135,355	18.5%	29,310	4%	-	N/A
Bank	114,807	15.7%	29,284	4%	43,927	6%
Tier I Capital (to Assets)
Company	135,355	10.8%	37,460	3%	-	N/A
Bank	114,807	9.2%	37,365	3%	62,275	5%
Tangible Capital (to Tangible Assets)
Company	135,355	10.8%	18,730	1.5%	-	N/A
Bank	114,807	9.2%	18,682	1.5%	-	N/A

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)
Company	$ 131,214	16.2%	$ 64,710	8%	$ -	N/A
Bank	108,919	13.5%	64,710	8%	80,887	10%
Tier I Capital (to Risk-Weighted Assets)
Company	121,092	15.0%	32,355	4%	-	N/A
Bank	98,797	12.2%	32,355	4%	48,532	6%
Tier I Capital (to Assets)
Company	121,092	9.4%	38,775	3%	-	N/A
Bank	98,797	7.6%	38,775	3%	64,625	5%
Tangible Capital (to Tangible Assets)
Company	121,092	9.4%	19,388	1.5%	-	N/A
Bank	98,797	7.6%	19,388	1.5%	-	N/A

16. Regulatory Matters (Continued)

The following is a reconciliation of the Company's equity under accounting principles generally accepted in the United States of America (GAAP) to regulatory capital as of the dates indicated (in thousands):

	December 31,
	2003	2002
GAAP equity	$ 175,335	$ 165,437
Less:
Disallowed intangible assets	(37,582)	(38,770)
Unrealized holding gains on securities
available-for-sale, net of tax	(2,398)	(5,575)
Tier I capital	135,355	121,092
Plus:
Allowable portion of the allowance for loan losses	8,608	10,122
Total capital	$ 143,963	$ 131,214

17. Parent Company Only Financial Statements

Presented below is the condensed balance sheet as of December 31, 2003 and 2002, and statement of income and statement of cash flows for the year ended December 31, 2003 and for the period from April 3, 2002 to December 31, 2002, for Partners Trust Financial Group, Inc. (in thousands). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet	2003	2002
Assets:
Cash and due from subsidiary bank	$ 20,865	$ 23,216
Securities available-for-sale, at fair value	3,132	-
Investment in subsidiary bank	154,804	143,142
Other assets	41	-
Total assets	$ 178,842	$ 166,358

Total liabilities	$ 3,507	$ 921
Total shareholders' equity	175,335	165,437
Total liabilities and shareholders' equity	$ 178,842	$ 166,358

Condensed Statement of Income
Interest income	$ 257	$ 379
Other income	10	-
Total income	267	379

Employee benefits	1,726	926
Contribution of cash and Company common stock to charitable foundation	-	2,100
Other operating expenses	345	188
Total operating expenses	2,071	3,214
Net loss before income taxes and equity in undistributed
income of subsidiary bank	(1,804)	(2,835)

Income tax benefit	532	1,019
Equity in undistributed income of subsidiary bank	15,318	7,920
Net income	$ 14,046	$ 6,104

17. Parent Company Only Financial Statements (Continued)

Condensed Statement of Cash Flows	2003	2002
Operating activities:
Net income	$ 14,046	$ 6,104
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(15,318)	(7,920)
Net premium amortization on securities	7	-
Increase in other assets	(32)	-
Increase in other liabilities	2,744	921
Contribution of Company common stock to charitable foundation	-	1,919
ESOP expense	1,081	765
MRP expense	644	161
Net cash provided by operating activities	3,172	1,950

Investing activities:
Purchases of securities available-for-sale	(4,165)	-
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	1,000	-
Investment in equity of subsidiary bank	-	(30,966)
Net cash used in investing activities	(3,165)	(30,966)

Financing activities:
Cash dividends	(2,078)	(608)
Net proceeds from sale of common stock	-	61,933
Loan to ESOP for the purchase of common stock	-	(5,118)
Capitalization of Partners Trust, MHC	-	(100)
Purchase of treasury stock	(320)	(3,875)
Proceeds from exercise of stock options	40	-
Net cash (used in) provided by financing activities	(2,358)	52,232

Net (decrease) increase in cash and cash equivalents	(2,351)	23,216
Cash and cash equivalents at beginning of period	23,216	-
Cash and cash equivalents at end of year	$ 20,865	$ 23,216

Supplemental disclosure of non-cash investing and financing activities:
Recognition of subsidiary bank's existing equity on date of investment in equity of
subsidiary bank	$ -	$ 101,074

18. Adoption of Plan of Conversion and Reorganization and Acquisition (Unaudited)

On December 23, 2003, the Board of Directors of the MHC, the Company and the Bank adopted the Plan of Conversion and Reorganization of Partners Trust, MHC (the "Plan") for the conversion and restructuring of the Company and the MHC into a full capital stock corporation. The Plan requires regulatory approvals, the approval of the depositors of the Bank entitled to vote on the Plan and the approval of stockholders. Pursuant to the Plan, the reorganization will be effected in a manner that is consistent with applicable federal law and regulations.

18. Adoption of Plan of Conversion and Reorganization and Acquisition (Unaudited) (Continued)

The reorganization will be accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs are being deferred and will be deducted from the proceeds of the shares sold in the offering. If the reorganization and conversion is not completed, all costs will be charged to expense. As of December 31, 2003 no costs had been deferred.

On December 23, 2003, the Company also signed a definitive merger agreement to acquire BSB Bancorp, Inc. ("BSB"), the holding company for BSB Bank & Trust Company. Under the agreement, following the conversion, BSB will be merged into the reorganized Partners Trust. The acquisition will only occur if the conversion is completed. The consideration to be paid in the merger will be 40% cash and 60% stock. Shareholders of BSB will be able to elect either $36.00 in cash or shares of common stock of the reorganized Partners Trust, subject to customary proration and allocation procedures. The final exchange ratio for the stock portion will be determined by dividing $36.00 by the price at which shares of Partners Trust common stock are sold in the conversion. The aggregate value of the transaction is approximately $347.0 million. The conversion, offering and acquisition are expected to be completed in mid-2004, subject to regulatory and stockholder approvals. The acquisition is to occur immediately upon completion of the conversion. As of December 31, 2003, BSB has total assets of $2.21 billion, total deposits of $1.59 billion and total shareholders' equity of $146.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers and members of our board of directors, their ages as of December 31, 2003 and their positions with our company. All directors of the Company are also directors of the Company's wholly owned subsidiary, SBU Bank. The Board of Directors currently consists of ten members. The Company's Bylaws provide that the directors shall be divided into three classes as nearly equal in number as possible. The Class I directors, whose terms expire in 2004, are Messrs. Griffith, Matt, and Stetson, the Class II directors whose terms expire in 2005 are, Messrs. Zawadzki, Vicks, Zapisek and Ms. Dugan, and the Class III directors, whose terms expire in 2006 are, Messrs. Hayes, Schrauth and Dr. McCall.
Name	Age	Position
Elizabeth B. Dugan	64	Director
Richard R. Griffith	56	Director
Gordon M. Hayes, Jr.	55	Director
Nicholas O. Matt	58	Director
Dr. Marybeth K. McCall	51	Director
William L. Schrauth	68	Director
John B. Stetson	75	Director
Dwight E. Vicks, Jr.	70	Director
John A. Zapisek	65	Director
John A. Zawadzki	55	Director, President and Chief Executive Officer
Steven A. Covert	41	Executive Vice President, Chief Financial Officer and Corporate Secretary
Richard F. Callahan	51	Senior Vice President - Sales and Marketing of SBU Bank
Daniel J. O'Toole	40	Senior Vice President and Chief Credit Officer of SBU Bank

Elizabeth B. Dugan. Ms. Dugan has been a director of the Company since its formation in 2002 and a director of SBU Bank since 1988. Since 2000, Ms. Dugan has been retired. She previously served as Interim President of the United Way of the Greater Utica Area, Inc. from February 1999 to February 2000. From September 1998 to February 1999, she served as the Campaign Director for the United Way of the Greater Utica Area, Inc.

Richard R. Griffith. Mr. Griffith has been a director of the Company since its formation in 2002 and a director of SBU Bank since 2001. Mr. Griffith has been President of Sturges Manufacturing Co. Inc., a manufacturer of webbing straps and related assemblies located in Utica, New York, since February 1992. Mr. Griffith also serves on the board of Commercial Travelers Insurance Company.

Gordon M. Hayes, Jr. Mr. Hayes has been a director of the Company since its formation in 2002 and a director of SBU Bank since 1990. Mr. Hayes has served as the Associate Director of Planned Giving for Colgate University, located in Hamilton, New York since November 2001. Prior to that time, he served as Executive Director of the Community Foundation of Oneida and Herkimer Counties from July 1989 to July 2001.

Nicholas O. Matt. Mr. Matt has been a director of the Company since its formation in 2002 and a director of SBU Bank since 2001. Mr. Matt has been President of the Matt Brewing Co., Inc., brewers of Saranac beer and soft drinks, located in Utica, New York, since 1989. He serves on a number of local community and business boards, including the board of Utica National Insurance Group.

Dr. Marybeth K. McCall. Dr. McCall has been a director of the Company since its formation in 2002 and a director of SBU Bank since 1997. Dr. McCall has served as Chief Medical Officer of Crouse Hospital since April 2002. Prior to that time, she served as Senior Vice President of Crouse Hospital since October 2001 and Senior Vice President and Medical Director of Faxton-St. Lukes' Healthcare from January 1995 to June 2001.

William L. Schrauth. Mr. Schrauth has been a director of the Company since its formation in 2002 and a director of SBU Bank since 1975. Since August 2000, Mr. Schrauth has been retired. Previously, Mr. Schrauth served in several positions at SBU Bank since 1977, most recently as President and Chief Executive Officer of SBU Bank until August 2000.

John B. Stetson. Mr. Stetson has been a director of the Company since its formation in 2002 and a director of SBU Bank since 1968. Mr. Stetson has been a business and engineering consultant since 1993. Previously, he was president of Stetson-Harza, an architectural and engineering firm. Mr. Stetson serves on a number of local community and business boards, including Commercial Travelers Insurance Company.

Dwight E. Vicks, Jr. Mr. Vicks has been a director of the Company since its formation in 2002 and a director of SBU Bank since 1977. Mr. Vicks has been the Chairman of Vicks Lithograph and Printing Corporation, since 1957. He also serves as a director of Commercial Travelers Mutual Insurance Company, Monitor Life Insurance Company, Utica First Insurance Company, and Chairman of the Board of Directors of Galaxy Funds, a mutual fund family for Fleet/Boston Financial.

John A. Zapisek. Mr. Zapisek has been a director of the Company since its formation in 2002 and a director of SBU Bank since 1987. Mr. Zapisek served as the Investment Coordinator of Utica Mutual Insurance Company from July 2001 to June 2003. He also serves as a director of this company. He also serves as a director of the Graphic Arts Mutual Insurance Company and the Republic-Franklin Insurance Company. Previously, he served as the Executive Vice President, Chief Financial Officer, Treasurer and a Director of the Utica Mutual Insurance Company, Graphic Arts Mutual Insurance Company and the Republic-Franklin Insurance Company from January 1998 to June 2001.

John A. Zawadzki. Mr. Zawadzki has been the President, Chief Executive Officer and a director of Partners Trust since its formation in 2002. He has been the President, Chief Executive Officer and a director of SBU Bank since August 2000. Prior to that time, he served as Regional President of Fleet National Bank from September 1991 to August 2000. Mr. Zawadzki also serves as a director of Utica First Insurance Co., Inc.

Steven A. Covert. Mr. Covert has served as Executive Vice President and Chief Financial Officer of Partners Trust and SBU Bank since December 2002. Previously, he was the Senior Vice President and Chief Financial Officer of Partners Trust from April 2002 to December 2002 and the Senior Vice President and Chief Financial Officer of SBU Bank from December 2000 to December 2002. He has also served as Partners Trust's Corporate Secretary since its formation in 2002. He was previously the Executive Vice President and Chief Financial Officer of CNY Financial Corp. and its subsidiary, Cortland Savings Bank, from June 1998 to July 2000.

Richard F. Callahan. Mr. Callahan has served as Senior Vice President - Sales and Marketing of SBU Bank since January 2001. Since November 2002, he has also served as Partners Trust's Assistant Secretary. Prior to joining the Bank, he served as District Manager and Senior Vice President of Fleet National Bank in Utica, New York from January 1996 to December 2000.

Daniel J. O'Toole. Mr. O'Toole has served as Senior Vice President and Chief Credit Officer of SBU Bank since September 2002. From June 1992 to September 2002, he was employed by HSBC Bank USA. From August 2000 to September 2002, he was the Senior Vice President and Commercial Executive for HSBC's Central Region.

The Board of Directors has determined that, except as noted below, all of the members of the Board are "independent directors" within the meaning of NASDAQ Rule 4200. Mr. Zawadzki is not considered independent because he is an executive officer of the Company.

Audit Committee Matters

The Company has a standing Audit Committee. The Audit Committee currently has five members, Messrs. Hayes (Chairman), Stetson, Zapisek Griffith and Matt. As of the date of this report, each of the members of the Audit Committee is an "independent" director under Nasdaq Rule 4200. The Audit Committee's functions and responsibilities are described in a written policy statement and charter that was adopted by the Company's Board of Directors. The Board of Directors has determined that Mr. Zapisek qualifies as an "audit committee financial expert" under rules promulgated by the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees, as well as each member of the Company's Board of Directors. The code of ethics is available at the Company's website at www.partnerstrust.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and certain officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on its review of the reports submitted to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 2003 all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The executive officers of Partners Trust Financial Group are compensated pursuant to their corresponding employment arrangements with SBU Bank. The following table sets forth for the years ended December 31, 2003, 2002 and 2001, certain information as to the total remuneration paid by SBU Bank to its Chief Executive Officer, as well as to the other executive officers of SBU Bank, other than the Chief Executive Officer, who received total annual compensation in excess of $100,000.
	Annual Compensation				Long Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation ($)(1)	Restricted Stock Awards(2)	Options	All Other Compensation(3)
John A. Zawadzki, President and Chief Executive Officer	2003	$296,210	$150,000	-	-	-	$67,429
	2002	$278,000	$110,000	-	$847,682	125,000	$67,646
	2001	$270,000	$185,000	-	-	-	$62,967

Steven A. Covert, Executive Vice President, Chief Financial Officer and Corporate Secretary	2003	$167,923	$55,000	-	-	-	$6,329
	2002	$158,000	$92,028	-	$678,162	100,000	$6,518
	2001	$150,000	$50,000	-	-	-	$525

Richard F. Callahan, Assistant Corporate Secretary and Senior Vice President, Sales and Marketing of SBU Bank	2003	$128,442	$30,000	-	-	-	$4,573
	2002	$121,000	$38,028	-	$339,068	40,000	$4,426
	2001	$115,000	$20,873	-	-	-	$473

Daniel J. O'Toole, Senior Vice President and Chief Credit Officer of SBU Bank	2003 2002	$140,000 $32,308	$20,873 $25,000	- -	- $169,534	- 40,000	$720 -

(1) The dollar value of perquisites and other personal benefits for each of the named executive officers was less than the established reporting thresholds.

(2) As of December 31, 2003, the executive officers held the following shares of restricted stock: Mr. Zawadzki, 51,181 shares with a value of $1,740,154; Mr. Covert, 40,946 shares with a value of $1,392,164; Mr. Callahan, 25,590 shares with a value of $870,060; and Mr. O'Toole, 10,236 shares with a value of $348,024. The values are based on the closing price of Partners Trust Financial Group's common stock on the Nasdaq National Market of $34.00 on December 31, 2003. The 2002 awards are calculated based on the closing market price of the Company's common stock on the Nasdaq National Market of $13.25 on October 10, 2002, the grant date. The total number of shares of restricted stock awarded to Messrs. Zawadzki, Covert, Callahan and O'Toole in fiscal 2002 was 63,976 shares, 51,182 shares, 25,590 shares and 12,795 shares, respectively. This restricted stock vests in five annual installments beginning on October 10, 2003. Dividends are being paid on all restricted stock grants. As a mutual institution until April 3, 2002, SBU Bank did not have any stock based plans prior to that date.

(3) The amounts shown represent (a) contributions made by SBU Bank under SBU Bank's 401(k) plan ($5,598 in 2003, $5,931 in 2002, and $2,337 in 2001 for Mr. Zawadzki; $5,609 in 2003 and $5,888 in 2002 for Mr. Covert; and $3,853 in 2003 and $3,796 in 2002 for Mr. Callahan), (b) the dollar value of the benefit of premiums paid for split-dollar life insurance policies, projected on an actuarial basis ($1,111 in 2003 and $1,085 in 2002 for Mr. Zawadzki), (c) life insurance premiums paid by SBU Bank ($720 in 2003, $630 in 2002 and $630 in 2001 for Mr. Zawadzki; $720 in 2003, $630 in 2002 and $525 in 2001 for Mr. Covert; $720 in 2003, $630 in 2002 and $473 in 2001 for Mr. Callahan and $720 for Mr. O'Toole), and (d) $60,000 in 2003, $60,000 in 2002 and $60,000 in 2001 paid to Mr. Zawadzki to compensate him for options he forfeited in connection with leaving his position at his prior employer.

Benefit Plans

SBU Bank is the principal operating subsidiary of Partners Trust Financial Group. As such, our benefit plans are principally organized at the SBU Bank level, as described below.

Employment Agreements. We have employment agreements with Messrs. Zawadzki and Covert. The initial terms of these agreements were three years ending on August 6, 2003 for Mr. Zawadzki and on December 10, 2003 for Mr. Covert. However, the agreements provide that they will remain in force from year to year, subject to termination on notice as provided in the agreement. Under the agreements, the base salaries for Messrs. Zawadzki and Covert for 2004 are $350,000 and $185,000, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, and other employee pension benefit and fringe benefit plans applicable to executive employees. In addition, the agreements provide for four weeks paid vacation, reasonable sick leave, reimbursement of moving expenses and reimbursement of certain club membership fees incurred by each executive. Mr. Zawadzki's employment agreement also entitles him to the use of a bank-owned automobile.

The agreements provide for voluntary termination by the executive with 60 days written notice or termination by SBU Bank for cause at any time. In both cases, the executive would have no right to receive compensation or other benefits for any period after termination.

Under each employment agreement, if an executive becomes disabled or incapacitated to the extent that the executive is unable to perform his duties, he will be entitled to 100% of his compensation for twenty-six consecutive weeks following his use of all available sick leave reduced to the extent benefits are received under disability insurance, workers' compensation or other similar programs. SBU Bank may terminate the executive at the end of this period. In the event of executive's death during the term of the agreement, SBU Bank will pay executive's base salary to his designated beneficiary for a period of 30 days following his death.

Messrs. Zawadzki and Covert have also agreed not to compete with SBU Bank or any of its affiliates in any area or market for a period of 24 months after termination of their employment with SBU Bank (unless they are terminated by SBU Bank without cause).

If the executive's employment terminates as a result of a change in control (as defined in the agreement), either involuntarily or due to resignation following (i) a significant change in the nature or scope of authority, (ii) a reduction in total compensation from that prior to a change in control, (iii) a change in the general location where the employee is required to perform services (or in the case of Mr. Covert's employment agreement, by more than 50 miles) from that prior to the change in control, then the executive would be entitled to a severance benefit equal to 2.99 times the executive's average annual compensation included in gross income in the five years preceding the change in control. Messrs. Zawadzki and Covert would receive an aggregate of approximately $1.7 million and $879,000, respectively, pursuant to their employment agreements upon a change in control of SBU Bank, based upon current levels of compensation.

In the event SBU Bank terminates the executive's employment for reasons other than for cause (or due to death, disability or a change in control), the executive would be entitled to a lump sum payment equivalent to the unpaid compensation and benefits that would have been earned by the executive under the agreement if he had continued to work for 12 months. Such payment would be made within 30 days of the date of termination.

Employment Protection Agreements. We have employment protection agreements with Messrs. Callahan and O'Toole that end on August 25, 2006. Our Board of Directors may renew either agreement for one additional year by written notice to the employee. The agreement provides that if either Messrs. Callahan or O'Toole voluntarily terminates employment for good reason (as defined in the agreements) or is involuntarily terminated by us without cause (as defined in the agreements) in connection with or for one year after a change of control (as defined in the agreements), he will receive a lump sum cash payment equal to one year's base compensation. In addition, he will continue to receive medical, prescription, dental, and life insurance coverage for one year after termination. However, if this payment and any other benefits due to Messrs. Callahan or O'Toole at termination of employment would constitute an excess parachute payment, the payment will be limited to the extent necessary to ensure that no amount paid will constitute an excess parachute payment under Sections 280G or 4999 of the Internal Revenue Code.

Incentive Savings Plan. SBU Bank maintains an Incentive Savings Plan. Employees age 21 or older who have worked at SBU Bank for one year in which they have 1,000 or more hours of service are eligible for membership in the Incentive Savings Plan. Participants may contribute up to 15% of their compensation (as defined) to the incentive savings plan on a before-tax basis and up to 5% on an after-tax basis. SBU Bank matches 100% of before-tax contributions up to 2% of each participant's compensation and up to 50% of the next 2% of the participant's compensation, for a maximum matching contribution equal to 3% of compensation. SBU Bank may from time to time change the incentive savings plan to provide for a different matching contribution. Participants become vested in the employer matching contributions at the rate of 20% per year of service, starting upon completion of one year of service, and become fully vested upon completion of five years of service. In addition, participants' accounts become fully vested in the event of termination of employment due to retirement, disability or death.

The Incentive Savings Plan permits participants to direct the investment of their accounts into various investment options set forth under the plan, including an "Employer Stock Fund" which purchased stock of Partners Trust Financial Group in the April 2002 initial stock offering and makes open market purchases. Each participant who directs the trustee to invest all or part of his or her account in the Employer Stock Fund will have assets in his or her account applied to the purchase of shares of Partners Trust Financial Group.

Upon termination of employment at the normal or postponed retirement date or in the event of disability, the standard form of distribution will be a single cash payment as soon as administratively possible. A participant may also elect to receive the value of his plan account in monthly, semi-annual or annual installments, for a period not exceeding his life expectancy and the life expectancy of his beneficiary. In the event of the participant's death, the value of the plan account will be paid to the participant's beneficiary in a single cash payment. If the participant had elected to receive payments in installments and dies before receiving all his installments, his beneficiary will continue to receive the installments.

Retirement Plan. We maintain the Retirement Plan of SBU Bank in RSI Retirement Trust (the "Retirement Plan"). Employees age 21 or older who have worked at SBU Bank for one year in which they have accrued 1,000 or more hours of service are eligible to participate in the Retirement Plan. Retirement Plan participants become entitled to retirement benefits upon attainment of normal retirement age (for employees who became participants on or after October 1, 1988, normal retirement age is the later of attainment of age 65 or the fifth anniversary of participation in the plan; for employees who became participants before October 1, 1988, normal retirement age is age 65). The normal retirement benefit is equal to (a) 2% of the participant's average annual earnings multiplied by credited service prior to January 1, 1986, plus (b) 1-2/3% of the participant's average annual earnings multiplied by the participant's credited service after December 31, 1985, reduced by (c) a portion of the participant's primary Social Security benefit offset. The sum of years of credited service of (a) and (b) may not exceed 30 years. Effective November 1, 2002, SBU Bank froze all pension benefit accruals and participation in the Retirement Plan.

The following table sets forth, as of December 31, 2003, the estimated annual retirement benefits that would be payable under the Retirement Plan upon retirement at or after a participant's normal retirement date, expressed in the form of a single life annuity for the average annual earnings and credited service classifications specified below, and not reduced by Social Security or another other offset amount.

	Years of Service and Benefit Payable at Retirement
Final Average Compensation	15	20	25	30
$ 50,000	$ 8,043	$10,724	$13,405	$16,086
75,000	13,662	18,216	22,770	27,325
100,000	19,820	26,426	33,033	39,639
125,000	26,082	34,776	43,470	52,164
150,000	32,345	43,126	53,908	64,689
$200,000 and above	44,870	59,826	74,783	89,739

As of December 31, 2003, Messrs. Zawadzki, Covert and Callahan each had 2 years of credited service under the Retirement Plan. Mr. O'Toole is not a participant in the plan.

Executive Supplemental Retirement Income Agreement and Split Dollar Life Insurance Arrangement. In June 2001, we entered into an unfunded Executive Supplemental Retirement Income Agreement (the "SERP") with John A. Zawadzki. Upon Mr. Zawadzki's retirement from SBU Bank at or after age 65, he will be entitled to an annual supplemental retirement income benefit equal to 60% of his average annual base salary during the preceding 36 months, payable in monthly installments over 180 months. Assuming a 3% increase in base salary per year based on Mr. Zawadzki's 2004 base salary of $300,000, the annual retirement benefits payable to him at age 65 would be [$228,085]. If Mr. Zawadzki remains in continuous service with SBU Bank, he may elect to receive an early retirement benefit at or after age 62 equal to a percentage of his supplemental retirement income benefit. The percentage will be 70% if he retires at age 62, 80% at age 63 and 90% at age 64.

If Mr. Zawadzki becomes disabled after age 60 but before age 65, he will be entitled to a supplemental disability benefit equal to a percentage of his supplemental retirement income benefit. The percentage will be 60% if he is disabled at age 60, 65% at age 61 and otherwise in accordance with the percentages attributable to the early retirement provisions discussed above. In the event Mr. Zawadzki dies after termination of employment but before commencement or completion of payment of his 180 monthly benefits, SBU Bank will continue payment of the monthly installments to his beneficiary. If Mr. Zawadzki dies after attainment of age 60 but before termination of employment, his beneficiary will receive a survivor's benefit over 180 months equal to the supplemental retirement income benefit, calculated as if Mr. Zawadzki had died on or immediately following attainment of age 65 and assuming annual three percent increases in his base salary until such age. Upon the request of his beneficiary after his death, and in the sole discretion of the Board of Directors, any monthly installments remaining under any of the above arrangements may be paid in a lump sum equivalent to the present value of the remaining monthly payments.

In the event Mr. Zawadzki terminates employment within three years following a change in control (as defined in the SERP), he will be entitled to receive the full supplemental retirement income benefit, calculated as if he had retired following attainment of age 65 and had received annual three percent increases in his base salary until attaining that age. If Mr. Zawadzki is terminated for cause (as defined in the SERP) at any time, including within three years following a change of control, his benefits under the SERP will be forfeited and the SERP will become null and void. Mr. Zawadzki has also agreed not to directly or indirectly compete with SBU Bank from the time of termination of employment until the final payment is made under the SERP without the bank's prior written consent. In the event that he violates this non-compete provision under the SERP, payments under the SERP will be suspended and all rights to further payments will be terminated if the violation continues for an additional six months. However, if Mr. Zawadzki's termination of employment follows a change in control or other material change in the bank's structure or business activities, he will be entitled to his benefits under the SERP regardless of whether his post-termination activities compete with the bank.

SBU Bank has also entered into an endorsement split dollar agreement for the benefit of Mr. Zawadzki under which SBU Bank purchased life insurance to provide death benefits to Mr. Zawadzki's beneficiary if Mr. Zawadzki dies before he attains age 60. SBU Bank will pay the annual premiums on the split dollar life insurance policy and will have an interest in the policy equal to the greater of the aggregated amount of the premiums paid or the policy's entire cash surrender value. Upon Mr. Zawadzki's death, SBU Bank will be entitled to receive an amount equal to its interest in the policy, less the amount of any indebtedness against the policy and any interest due on such indebtedness, and Mr. Zawadzki's beneficiary will receive the death benefits provided under the policy in excess of the amount payable to SBU Bank. The split dollar agreement will terminate once Mr. Zawadzki attains age 60, upon a disability on or after age 57, or termination of employment prior to age 60.

Deferred Compensation Plans. We maintain the Board of Directors Deferred Compensation Plan to allow non-employee members of SBU Bank's Board of Directors to defer all or a portion of their directors fees and the Management Employee Deferred Compensation Plan to allow eligible employees designated by our Board of Directors to defer portions of their annual compensation. Deferrals under both plans will continue until either a distribution of benefits is made under the Plan or the participant instructs the plan administrator in writing prior to the end of any calendar year to cease the deferrals. Participants in the plan may direct that their deferred compensation account balances be adjusted as if the account had been invested in one or more investment options designated by SBU Bank in its sole discretion. Upon a participant's retirement, death, disability, or termination of service or employment before retirement for reasons other than death or disability, benefits under the plan will be paid either in a single lump sum or in up to 15 annual installment payments, pursuant to the participant's payment schedule. In the event the participant's account balance is less than $10,000, the payment will be made in a single lump sum. If the participant's account balance is at least $10,000, the participant may request to defer a distribution payable as a result of disability, retirement, or termination of service or employment. In the event a participant dies before receiving the full amount of his account balance, the remaining amounts will be paid to the participant's beneficiary.

Employee Stock Ownership Plan and Trust. We adopted the Partners Trust Financial Group, Inc. Employee Stock Ownership Plan (the "ESOP"), effective January 1, 2002, in connection with the April 2002 initial public offering. Employees who are at least 21 years old, who have at least one year of employment with SBU Bank or an affiliated corporation and who complete at least 1,000 hours of service each calendar year, are eligible to participate. As part of the April 2002 initial public offering, the ESOP borrowed funds from Partners Trust at a fixed rate of interest equal to the prime rate on the date of the loan and used those funds to purchase [511,808] shares in the stock offering, pledging the purchased common stock as collateral for the loan. The loan will be repaid principally from discretionary employer contributions to the ESOP over a period of up to 10 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty. Shares purchased by the ESOP are being held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated among ESOP participants on the basis of compensation (as such term is defined in the ESOP) in the year of allocation. Account balances under the plan become vested at the rate of 20% per year, starting upon completion of one year of credited service, and will be fully vested upon completion of five years of credited service. A participant's interest in his account under the plan will also fully vest in the event of termination of service due to a participant's early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable in the form of common stock or cash or a combination of cash and shares. Contributions to the ESOP are discretionary, subject to the loan terms and tax law limits. Benefits payable under the ESOP therefore cannot be estimated. Under generally accepted accounting principles, however, a participating employer will be required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. In the event of a change in control, the ESOP will terminate and participants will become fully vested in their account balances, which will be distributed to them.

Director Compensation

The members of the Board of Directors of Partners Trust are the same as the members of the Board of Directors of SBU Bank. SBU Bank pays each non-employee director a quarterly retainer of $2,250. A fee of $1,000 is provided to each non-employee director for attendance at a board meeting. Non-employee directors receive a fee of $400 for each committee meeting attended. No separate fees are paid to directors in their role as directors of Partners Trust.

Option Grants

There were no stock options granted to the Company's named executive officers during the year ended December 31, 2003.

Long-Term Equity Compensation Plan. The Board of Directors and shareholders of Partners Trust Financial Group adopted and approved the Partners Trust Financial Group Long-Term Equity Compensation Plan (the "LTECP"), which provides eligible directors, officers and employees with the opportunity to obtain a proprietary interest in Partners Trust Financial Group. The LTECP consists of a stock option plan and a Management Recognition Plan (the "MRP") through which restricted stock and restricted stock units may be awarded. The primary objective of the LTECP is to enhance Partners Trust Financial Group's ability to attract and retain highly qualified officers, employees and directors by providing such persons with stronger incentives to continue to serve Partners Trust Financial Group and to expend maximum effort to improve the business results and earnings of Partners Trust Financial Group.

Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of stock on the grant date and expires no later than ten years following the grant date. The vesting schedule for each option is set in the award agreement, but generally the options vest at a rate of 20% per year. The option price is also set in the award agreement and is fixed by the Board of Directors at not less than the fair market value of Partners Trust Financial Group's stock on the grant date.

Under the LTECP, 639,759 shares of authorized but unissued common stock have been reserved for issuance upon option exercises and 255,904 shares of authorized but unissued common stock have been reserved for grants of restricted stock and restricted stock units under the MRP. Partners Trust Financial Group also has the alternative to issue treasury stock under the LTECP.

The following table sets forth information with respect to each of the named executive officers concerning the exercise of stock options during the fiscal year ended December 31, 2003 and the year-end value of all unexercised options held by such individuals.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values
Number of Securities
	Shares		Underlying Unexercised Options at FY-end	Value of Unexercised in-the Money Options at FY-end(1)
Name	Acquired on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
	(#)	($)	(#)	($)
John A. Zawadzki	-	-	25,000/100,000	$518,750/$2,075,000
Steven A. Covert	-	-	20,000/80,000	$415,000/$1,660,000
Richard F. Callahan	-	-	8,000/32,000	$166,000/$664,000
Daniel J. O'Toole	-	-	8,000/32,000	$166,000/$664,000

(1) Based on the closing price per share of the Company's Common Stock on the Nasdaq National Market of $34.00 on December 31, 2003, less the exercise price, of exercisable and unexercisable stock options having an exercise price less than that closing price per share.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Company has adopted a multi-faceted approach towards compensating all of its employees, including executive officers. The underlying philosophy and description of major components of the total compensation program are described below.

The total compensation program is intended to align compensation with business objectives and enable the Company to attract and retain individuals who are contributing to the long-term success of the Company.

The Company regularly compares its cash, equity and benefits based compensation practices with those of other companies of similar size, operating in similar geographic market areas, many of which are represented in the stock performance graph included herein, and establishes compensation parameters based on that review.

The Company recognizes that its long-term success results from the coordinated efforts of employees working towards common, well established objectives. While individual accomplishments are encouraged and rewarded, the performance of the Company is a determining factor in total compensation opportunities.

The Company strives to ensure that compensation levels accurately reflect the level of accountability that each individual has within the Company; employees are informed of the total compensation program; decisions made regarding individual performance which affect compensation matters are based upon an objective assessment of performance; and all employees have equal access to positions within the Company which provide for increased levels of total compensation.

The process of assessing performance involves the following:

1. Prior to the beginning of each fiscal year, the Chief Executive Officer establishes goals which are quantified in the Company's budget and strategic plan, which must be approved by the full Board. Those goals include specific financial targets relative to earnings and asset quality.

2. Individuals at each successive level of management establish written goals, which must be approved by their respective managers, and are linked to the strategic objectives in the Company's strategic plan.

3. All goals are reviewed on an ongoing basis to ensure that the Company is responding to changes in the marketplace and economic climate, and that accomplishment of retained goals is ensured.

4. At the end of the fiscal year, performance is evaluated against goals and other key position responsibilities. Such evaluations affect decisions on salary, cash incentive, and stock option matters.

Compensation Programs

The Company defines itself as a leading community oriented financial institution which provides products of a more comprehensive and advanced nature than those offered by smaller institutions, while simultaneously providing a level of service which exceeds the service quality delivered by larger regional and money center organizations. The delivery of those products and services, in ways that enhance shareholder value, requires that the Company attract key people, promote teamwork, and reward results. In furtherance of those requirements, the Company maintains the following compensation programs.

Base Salaries

The Company sets base salaries for employees by reviewing the total cash compensation opportunities for competitive positions in the market. In order to more closely align employee compensation to the Company's performance, the Company uses a combination of competitive base salaries and performance incentive opportunities to provide for total compensation that may exceed those in comparable companies which do not generate comparable financial results.

Stock Compensation

In October 2002, Partners Trust's shareholders approved the Long-Term Equity Compensation Plan that provides directors, officers and employees with the opportunity to obtain a proprietary interest in Partners Trust. The purpose of this plan is to provide additional incentives to employees to work to maximize shareholder value. This plan serves as an effective tool in recruiting key individuals and utilizes vesting periods to encourage these individuals to continue in the employ of the Company.

The Company believes that the use of equity-based compensation such as stock options and restricted stock is important in that it aligns the interests of key personnel with those of the shareholders.

CEO Compensation

The key performance measure used to determine Mr. Zawadzki's 2003 compensation was the Committee's assessment of his ability and dedication to provide the leadership and vision necessary to enhance the long-term value of Partners Trust. In addition to leading Partners Trust to financial achievements, Mr. Zawadzki has established a strong record in the areas of innovation and management efficiency, and has built a strong management team, and aggressively pursued new areas for growth.

Consistent with Partners Trust's executive compensation philosophy, Mr. Zawadzki's total compensation package depends largely on annual and long-term incentive compensation. The annual incentive component is currently made up of the possibility of a cash bonus under the terms of his employment agreement, determined by the Board of Directors. The long-term incentive component has taken the form of stock options and restricted stock granted under the Long-term Equity Compensation Plan. Both the annual and long-term components of Mr. Zawadzki's incentive compensation are variable and closely tied to corporate performance in a manner that encourages dedication to building shareholder value.

The Committee annually reviews the CEO's performance against pre-established goals and with respect to our performance. The Committee considers improvements in historical measures such as return on equity, return on assets, non-performing assets to total assets and net non-interest expense to total expense in its assessment of performance.

Mr. Zawadzki's annual base salary is fixed, subject to increases by the Board of Directors in its sole discretion. For 2003, his base salary was $300,000. In 2003, an independent review of the total compensation of the CEO was conducted by a nationally recognized compensation consulting firm. Compensation levels were compared to other comparable situated publicly traded regional banking and financial services companies with a median asset size of $1.8 billion within New York and New Jersey. The review determined that Mr. Zawadzki's base salary and the combination of base salary, cash incentives and equity compensation are within the competitive target range of similarly situated banking and financial services companies.

Compensation Committee

Marybeth K. McCall (Chairman)
Dwight E. Vicks, Jr.
Elizabeth B. Dugan
William L. Schrauth
Nicholas O. Matt

Compensation Committee Interlocks and Insider Participation

From time to time SBU Bank makes loans to its directors and executive officers and related persons and entities for the financing of homes, as well as home improvement, consumer and commercial loans. It is the belief of management that these loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and neither involve more than normal risk of collectibility nor present other unfavorable features.

Comparative Company Performance

The following graph sets forth comparative information regarding Partners Trust's cumulative shareholder return on its Common Stock since April 4, 2002. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Partners Trust's cumulative shareholder return is based on an investment of $100 on April 4, 2002, which was the date Partner Trust's Common Stock began trading on the Nasdaq Stock Market, and is compared to the cumulative total return of the NASDAQ Stock Market (US Companies) and the SNL MHC Thrifts Index.

[GRAPHIC OMITTED HERE]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED SHAREHOLDER MATTERS

The following table shows information regarding the beneficial ownership of our common stock as of January 27, 2004 by (1) any person known to us to be the beneficial owner of more than 5% of our common stock, (2) each director, (3) each nominee for election as director, (3) each of the named executive officers and (4) all directors and executive officers as a group.

Name of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership (b)	Percentage Of Ownership
Partners Trust, MHC	7,627,353	53.7%
John A. Zawadzki	113,181 (c)	*
President and Chief Executive Officer, Director
Elizabeth B. Dugan	23,830	*
Director
Richard R. Griffith	19,528 (d)	*
Director
Gordon M. Hayes, Jr.	13,660	*
Director
Nicholas O. Matt	19,524	*
Director
Dr. Marybeth K. McCall	22,330 (e)	*
Director
William L. Schrauth	15,330	*
Director
John B. Stetson	29,739	*
Director
Dwight E. Vicks, Jr.	32,330	*
Director
John R. Zapisek	30,624	*
Director
Steven A. Covert	88,421 (f)	*
Executive Vice President, Chief Financial Officer and Corporate Secretary
Richard F. Callahan	47,978	*
Senior Vice President - Sales & Marketing of SBU Bank

Daniel J. O'Toole	20,795	*
Senior Vice President and Chief Credit Officer of SBU Bank

All directors and executive officers as a group (13 persons)	477,270	3.4%

__________

* Less than 1%.

(a) The address of each beneficial owner listed above is c/o Partners Trust Financial Group, Inc., 233 Genesee Street, Utica, New York 13501.

(b) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of a security for purposes of the Rule if such person has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days from January 27, 2004. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. The table includes: 95,200 shares subject to outstanding options which are exercisable within 60 days from January 27, 2004 (25,000 shares for Mr. Zawadzki, 20,000 shares for Mr. Covert, 8,000 shares for Mr. Callahan, 8,000 shares for Mr. O'Toole, and 3,800 shares for each of Messrs. Griffith, Hayes, Matt, Schrauth, Stetson, Vicks, Zapisek, Ms. Dugan and Dr. McCall) and 196,193 shares of restricted stock that were not vested as of January 27, 2004 (51,181 shares for Mr. Zawadzki, 6,824 shares for each of Messrs. Stetson, Vicks, Zapisek, Ms. Dugan and Dr. McCall, 8,530 shares for each of Messrs. Griffith, Hayes, Matt and Schrauth, 40,946 shares for Mr. Covert, 25,590 shares for Mr. Callahan, and 10,236 shares for Mr. O'Toole.)

(c) Mr. Zawadzki's share ownership includes 20,000 shares held in Mr. Zawadzki's IRA.

(d) Mr. Griffith's share ownership consists of 7,198 shares held in Mr. Griffith's IRA.

(e) Dr. McCall's share ownership consists of 10,000 shares held in Dr. McCall's IRA.

(f) Mr. Covert's share ownership consists of 21,870 shares held in Mr. Covert's IRA.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2003.
Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	567,000	$13.44	69,759

Equity compensation plans not approved by security holders	-	-	-

Total	567,000	$13.44	69,759

ITEM 13. Certain Relationships and Related Transactions

For a description of loans made to SBU Bank's directors, executive officers and related persons and entities, see "Compensation Committee Interlocks and Insider Participation" in Item 11.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees, including reimbursement for expenses, for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by KPMG LLP during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$ 141,300	$ 148,700
Audit Related Fees (2)	21,800	26,370
Tax Fees (3)	82,580	62,850
All Other Fees (4)	-	26,390
Total	$ 245,680	$ 264,310

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to employee benefit plan audits and, in 2002, due diligence assistance in connection with the merger transaction with The Herkimer County Trust Company.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

(4) All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal 2003. In fiscal 2002, this category included fees related to certain information technology audit procedures.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Pre-approval of all audit and permissible non-audit services provided by the Company's independent auditor is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific fee. The Audit Committee may delegate authority to a Committee member or members the authority to pre-approve certain audit and permissible non-audit services. Any decisions by the member or members under this delegated authority will be reported at the next meeting of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

The financial statement schedules and exhibits filed as a part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2) N/A

(a)(3) Exhibits

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

4 Form of Common Stock (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.1 Employment Agreement between The Savings Bank of Utica and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.2 Employment Agreement between The Savings Bank of Utica and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.3 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.4 Agreement and Plan of Merger, dated as of August 13, 2002 by and among Partners Trust Financial Group, Inc., SBU Bank, Hydraulic Acquisition Corporation and Herkimer Trust Corporation, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 15, 2002)

10.5 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

10.6 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

21 Subsidiaries of the Registrant

23 Consent of KPMG LLP

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K on October 16, 2003 reporting the press release announcing the Company's financial results for the quarter ended September 30, 2003, a Form 8-K on November 26, 2003 announcing its cash dividend for the quarter ended December 31, 2003, and a Form 8-K on December 29, 2003 announcing the plan of conversion and reorganization and the acquisition of BSB Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS TRUST FINANCIAL GROUP, INC.

Date: February 11, 2004 By: /s/ John A. Zawadzki
John A. Zawadzki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John A. Zawadzki John A. Zawadzki	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2004
/s/ Steven A. Covert Steven A. Covert	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 11, 2004
Elizabeth B. Dugan	Director
/s/ Richard R. Griffith Richard R. Griffith	Director	February 11, 2004
/s/ Gordon M. Hayes, Jr. Gordon M. Hayes, Jr.	Director	February 11, 2004
Nicholas O. Matt	Director
/s/ Marybeth K. McCall Dr. Marybeth K. McCall	Director	February 11, 2004
/s/ William L. Schrauth William L. Schrauth	Director	February 11, 2004
/s/ John B. Stetson John B. Stetson	Director	February 11, 2004
/s/ Dwight E. Vicks, Jr. Dwight E. Vicks, Jr.	Director	February 11, 2004
/s/ John R. Zapisek John R. Zapisek	Director	February 11, 2004

EXHIBIT INDEX

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

4 Form of Common Stock (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.1 Employment Agreement between The Savings Bank of Utica and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.2 Employment Agreement between The Savings Bank of Utica and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

10.3 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.4 Agreement and Plan of merger, dated as of August 13, 2002 by and among Partners Trust Financial Group, Inc., SBU Bank, Hydraulic Acquisition Corporation and Herkimer Trust Corporation, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on August 15, 2002)

10.5 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

10.6 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

21 Subsidiaries of the Registrant

23 Consent of KPMG LLP

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