Form 10-Q
period 2004-03-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2004-05-10
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2004

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

YES X NO _____

As of April 21, 2004, there were issued and outstanding 14,223,406 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2004	2003
Assets	(In thousands, except share data)
Cash and due from banks	$ 41,711	$ 27,607
Federal funds sold	40,500	12,900
Cash and cash equivalents	82,211	40,507
Securities available-for-sale, at fair value	342,393	343,714
Securities held-to-maturity (fair value of $1,262 at March 31, 2004
and $1,241 at December 31, 2003)	1,262	1,240
Federal Home Loan Bank of New York ("FHLB") stock	13,175	13,225
Loans held for sale	672	1,390
Loans receivable	796,732	804,804
Less: Allowance for loan losses	(8,324)	(8,608)
Net loans receivable	788,408	796,196
Premises and equipment, net	16,406	13,623
Land and buildings held for sale	137	3,182
Accrued interest receivable	4,967	5,236
Bank-owned life insurance	24,386	24,099
Other real estate owned and repossessed assets	661	121
Goodwill	34,523	34,523
Other intangible assets, net	3,088	3,288
Other assets	6,057	4,771
Total Assets	$ 1,318,346	$ 1,285,115

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 99,451	$ 98,942
Interest bearing	725,225	697,136
Total deposits	824,676	796,078
Borrowings	294,215	290,569
Mortgagors' escrow funds	3,897	6,056
Other liabilities	15,681	17,077
Total liabilities	1,138,469	1,109,780

Shareholders' Equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,220,675 shares issued at March 31, 2004 and 14,216,875 shares issued
at December 31, 2003	1,422	1,422
Additional paid-in capital	64,079	63,410
Retained earnings	118,011	115,561
Accumulated other comprehensive income	3,108	1,902
Treasury stock (2,269 shares at March 31, 2004 and 23,069 shares
at December 31, 2003)	(55)	(450)
Unallocated ESOP shares (396,651 shares at March 31, 2004 and 409,446
shares at December 31, 2003)	(3,966)	(4,094)
Unearned restricted stock awards	(2,722)	(2,416)
Total shareholders' equity	179,877	175,335
Total Liabilities and Shareholders' Equity	$ 1,318,346	$ 1,285,115

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended March 31,
	2004	2003
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 12,205	$ 14,176
Federal funds sold and interest bearing deposits	39	138
Securities	3,490	4,196
Total interest income	15,734	18,510

Interest expense:
Deposits:
Savings accounts	112	337
Money market accounts	282	464
Time accounts	1,904	2,657
NOW accounts	39	87
	2,337	3,545
Borrowings:
Repurchase agreements	70	164
FHLB advances	2,352	2,643
Mortgagors' escrow funds	18	20
	2,440	2,827
Total interest expense	4,777	6,372
Net interest income	10,957	12,138
Provision for loan losses	-	425
Net interest income after provision for loan losses	10,957	11,713

Non-interest income:
Service fees	1,731	1,460
Trust and investment services	500	424
Income from bank-owned life insurance	287	314
Net gain (loss) on sale of securities available-for-sale	-	-
Net gain on sale of loans	103	124
Other income	14	89
Total non-interest income	2,635	2,411

Non-interest expense:
Salaries and employee benefits	4,911	4,454
Occupancy and equipment expense	990	1,022
Marketing expense	253	303
Professional services	399	330
Technology expense	701	966
Amortization of intangible assets	217	322
Merger expenses	113	-
Other expense	1,194	1,287
Total non-interest expense	8,778	8,684
Income before income tax expense	4,814	5,440
Income tax expense	1,622	1,866
Net income	$ 3,192	$ 3,574

Basic earnings per share	$ 0.23	$ 0.26
Diluted earnings per share	$ 0.23	$ 0.26

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)

Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593	$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$ 165,437
Net income	-	-	3,574	-	-	-	-	3,574
Other comprehensive loss, net of tax	-	-	-	(1,178)	-	-	-	(1,178)
Cash dividends ($0.07 per minority share)	-	-	(428)	-	-	-	-	(428)
ESOP shares committed to be released for
allocation (12,795 shares)	-	83	-	-	-	128	-	211
Amortization of unearned restricted stock awards	-	-	-	-	-	-	161	161
Balance at March 31, 2003	$ 1,422	$ 62,766	$ 106,739	$ 4,397	$ (170)	$ (4,478)	$ (2,899)	$ 167,777

Balance at December 31, 2003	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	3,192	-	-	-	-	3,192
Other comprehensive income, net of tax	-	-	-	1,206	-	-	-	1,206
Cash dividends ($0.12 per minority share)	-	-	(742)	-	-	-	-	(742)
ESOP shares committed to be released for
allocation (12,795 shares)	-	340	-	-	-	128	-	468
Stock awarded under the Management
Recognition Plan (12,000 shares)	-	259	-	-	224	-	(483)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	177	177
Stock options exercised (12,600 shares)	-	8	-	-	171	-	-	179
Tax benefit of stock options exercised	-	62	-	-	-	-	-	62
Balance at March 31, 2004	$ 1,422	$ 64,079	$ 118,011	$ 3,108	$ (55)	$ (3,966)	$ (2,722)	$ 179,877

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$ 3,676	$ 4,545

Investing activities:
Purchases of securities held-to-maturity	(58)	(410)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	36	149
Purchases of securities available-for-sale	(16,752)	(52,027)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	19,553	53,831
Purchases of FHLB stock	(650)	-
Redemptions of FHLB stock	700	500
Net loans repaid by customers	5,856	5,812
Purchases of premises and equipment	(202)	(217)
Proceeds from sale of equipment	-	41
Proceeds from sales of other real estate owned	23	139
Net cash provided by investing activities	8,506	7,818

Financing activities:
Net increase in deposits	28,598	9,817
Net decrease in mortgagors' escrow funds	(2,159)	(2,196)
Net increase (decrease) in borrowings	3,646	(12,539)
Cash dividends	(742)	(428)
Proceeds from exercise of stock options	179	-
Net cash provided by (used in) financing activities	29,522	(5,346)

Net increase in cash and cash equivalents	41,704	7,017

Cash and cash equivalents at beginning of period	40,507	84,979

Cash and cash equivalents at end of period	$ 82,211	$ 91,996

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 4,703	$ 6,586
Income taxes	148	15

Non-cash investing activity:
Transfer of loans to other real estate owned	$ 563	$ 48

	See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended March 31,
	2004	2003
	(In thousands)
Net income	$ 3,192	$ 3,574
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized holding gains on
securities available-for-sale (pre-tax, $2,009 and $(1,963))	1,206	(1,178)
Total other comprehensive income (loss)	1,206	(1,178)
Comprehensive income	$ 4,398	$ 2,396

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

The data in the consolidated balance sheet for December 31, 2003 was derived from the Company's 2003 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003. That data, along with the interim financial information presented in the consolidated balance sheet, statements of income, statements of changes in shareholders' equity, condensed statements of cash flows and statements of comprehensive income should be read in conjunction with the 2003 consolidated financial statements, including the notes thereto.

Amounts in prior periods' consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

2. Plan of Conversion and Business Combination

On December 23, 2003, the Board of Directors of Partners Trust, MHC (the "MHC"), the Company and the Bank adopted the Plan of Conversion and Reorganization of Partners Trust, MHC (the "Plan") for the conversion and restructuring of the Company and Partners Trust, MHC into a full capital stock corporation. The Plan requires regulatory approvals, the approval of the depositors of the Bank entitled to vote on the Plan and the approval of stockholders. Pursuant to the Plan, the reorganization will be effected in a manner that is consistent with applicable federal law and regulations.

The reorganization will be accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs are being deferred and will be deducted from the proceeds of the shares sold in the offering. If the reorganization and conversion are not completed, all costs will be charged to expense. As of March 31, 2004 $853,000 of costs had been deferred.

On December 23, 2003, the Company also signed a definitive merger agreement to acquire BSB Bancorp, Inc. ("BSB"), the holding company for BSB Bank & Trust Company. Under the agreement, following the conversion, BSB will be merged into the reorganized Partners Trust. The acquisition will only occur if the conversion is completed. The consideration to be paid in the merger will be 40% cash and 60% stock. Shareholders of BSB will be able to elect either $36.00 in cash or shares of common stock of the reorganized Partners Trust, subject to customary proration and allocation procedures. The final exchange ratio for the stock portion will be determined by dividing $36.00 by the price at which shares of Partners Trust common stock are sold in the conversion. The aggregate value of the transaction is approximately $347.0 million. The conversion, offering and acquisition are expected to be completed in mid-2004, subject to regulatory and stockholder approvals. The acquisition is to occur immediately upon completion of the conversion. As of December 31, 2003, BSB reported total assets of $2.21 billion, total deposits of $1.59 billion and total shareholders' equity of $146.3 million.

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

The following summarizes the computation of earnings per share for the three months ended March 31, 2004 and 2003 (in thousands except per share data):

	Three months ended March 31,
	2004	2003
Basic earnings per share:
Income available to common shareholders	$ 3,192	$ 3,574
Weighted average basic shares outstanding	13,589	13,507
Basic earnings per share	$ 0.23	$ 0.26

Diluted earnings per share:
Income available to common shareholders	$ 3,192	$ 3,574
Weighted average basic shares outstanding	13,589	13,507
Effect of dilutive securities:
Stock options	251	85
Unearned restricted stock awards	91	45
Weighted average diluted shares outstanding	13,931	13,637
Diluted earnings per share	$ 0.23	$ 0.26

4. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service cost	$ -	$ 7	$ 15	$ 14
Interest cost	144	146	41	51
Amortization of unrecognized
actuarial gain	-	-	(26)	(16)
Amortization of unrecognized
prior service cost	-	-	5	5
Expected return on plan assets	(202)	(219)	-	-
Curtailment credit	-	(22)	-	-
Net periodic benefit plan (credit) cost	$ (58)	$ (88)	$ 35	$ 54

The Company does not expect to make any contributions to its pension plan in 2004. The Company expects its contributions to the postretirement plan in 2004 to remain consistent with 2003 unless there is a significant change in healthcare costs or the health of participants in the plan.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

5. Stock-Based Compensation

The Company has granted options under the Long-Term Equity Compensation Plan (the "LTEC Plan") at various times since the LTEC Plan's implementation in October 2002. The options vest over a five year period. The Company accounts for stock options granted under its LTEC Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

The following table presents the weighted-average assumptions and estimated weighted-average fair value of options granted in 2004 and 2003.

	2004	2003
Dividend yield	1.48%	1.68%
Expected volatility	55.28%	24.71%
Risk-free interest rate	2.96%	2.97%
Expected life, in years	5	5
Estimated weighted-average fair value	$ 15.78	$ 4.04

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period of the awards.

Pro forma disclosures for the three months ended March 31, 2004 and 2003, utilizing the estimated fair value of the options granted, is as follows (dollars in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net income, as reported	$ 3,192	$ 3,574
Add: Stock-based compensation expense related to restricted stock
awards included in reported net income, net of related tax effects	106	98
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(206)	(162)
Pro forma net income	$ 3,092	$ 3,510
Basic earnings per share:
As reported	$ 0.23	$ 0.26
Pro forma	$ 0.23	$ 0.26
Diluted earnings per share:
As reported	$ 0.23	$ 0.26
Pro forma	$ 0.22	$ 0.26

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three months ended March 31, 2004 and 2003 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

6. Guarantees

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

For letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The Company had approximately $1.8 million of standby letters of credit on March 31, 2004. The fair value of the Company's standby letters of credit at March 31, 2004 was insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

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

  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; and

  changes in our organization, compensation and benefit plans.

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

Average Balance Sheet

The following tables set forth certain information for the three months ended March 31, 2004 and 2003. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Three Months Ended March 31,
	2004			2003
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 17,094	$ 39	0.92%	$ 46,770	$ 138	1.20%
Securities (1)	359,984	3,490	3.90%	342,397	4,196	4.97%
Loans (2)	802,833	12,205	6.11%	795,855	14,176	7.22%
Total earning assets	1,179,911	15,734	5.36%	1,185,022	18,510	6.33%

Non-earning assets	105,550			115,451
Total assets	$ 1,285,461			$ 1,300,473

Interest bearing liabilities:
Savings deposits	$ 155,588	$ 112	0.29%	$ 167,361	$ 337	0.82%
Money market accounts	164,632	282	0.69%	163,308	464	1.15%
NOW accounts	92,632	39	0.17%	87,971	87	0.40%
Time accounts	291,606	1,904	2.63%	322,842	2,657	3.34%
Borrowings (3)	296,293	2,440	3.31%	280,910	2,827	4.08%
Total interest bearing liabilities	1,000,751	4,777	1.92%	1,022,392	6,372	2.53%

Non-interest bearing deposits	90,137			99,121
Other non-interest bearing liabilities	14,607			12,426
Total liabilities	1,105,495			1,133,939
Shareholders' equity	179,966			166,534
Total liabilities and shareholders'
equity	$ 1,285,461			$ 1,300,473

Net interest income		$ 10,957			$ 12,138

Net interest rate spread			3.44%			3.80%

Net earning assets	$ 179,160			$ 162,630

Net interest margin			3.73%			4.15%

Ratio of earning assets to total
interest bearing liabilities	117.90%			115.91%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of net deferred loan fees and costs.
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
	For the Three Months Ended March 31,
	2004 vs. 2003
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ (27)	$ (72)	$ (99)
Securities	(921)	215	(706)
Loans	(2,101)	130	(1,971)
Total earning assets	(3,049)	273	(2,776)

Interest bearing liabilities:
Savings accounts	(203)	(22)	(225)
Money market accounts	(186)	4	(182)
NOW accounts	(53)	5	(48)
Time accounts	(518)	(235)	(753)
Borrowings	(542)	155	(387)
Total interest bearing liabilities	(1,502)	(93)	(1,595)

Net interest income	$ (1,547)	$ 366	$ (1,181)

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets were $1.3 billion at March 31, 2004, which is $33.2 million higher than at December 31, 2003. Cash and cash equivalents increased $41.7 million, while loans receivable decreased $8.1 million. The increase in cash and cash equivalents was primarily caused by a $28.6 million increase in deposits as later discussed. There were no significant changes in the composition of the Company's security or loan portfolios from the end of 2003.

Non-performing loans totaled $3.2 million or 0.40% of loans at March 31, 2004, compared to $4.2 million or 0.53% of loans at December 31, 2003. The reduction in non-performing loans occurred primarily in the commercial real estate and commercial portfolios due to loans being charged off or transferred to other real estate owned.

The following table sets forth information regarding non-performing loans and assets.

	At March 31,	At December 31,
	2004	2003
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,163	$ 1,007
Commercial real estate	1,010	1,279
Commercial	374	931
Consumer (1)	379	545
Total non-accruing loans	2,926	3,762
Accruing loans delinquent 90 days or more	275	480
Total non-performing loans	3,201	4,242
Other real estate owned and repossessed assets	661	121
Total non-performing assets	$ 3,862	$ 4,363
Total non-performing loans to total loans	0.40%	0.53%
Total non-performing assets to total assets	0.29%	0.34%
Allowance for loan losses to non-performing loans	260.04%	202.92%
Allowance for loan losses to total loans (2)	1.04%	1.07%
_________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Non-accruing commercial real estate loans is comprised of eleven loans, the largest of which is $391,000. The $374,000 in non-accruing commercial loans at March 31, 2004 consisted of eight loans, the largest of which was $159,000.

The allowance coverage to total loans declined to 1.04% at March 31, 2004, from 1.07% at the end of 2003. This reduction was considered reasonable given continued improvement in non-performing loans during the period, and was effected through the provision for loan losses as more fully discussed below.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $4.3 million in loans that warrant increased attention at March 31, 2004 compared with $4.6 million at December 31, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at March 31, 2004. None of these loans was considered impaired and as such, no specific impairment allowance was established for these loans.

Changes in the allowance for loan losses for the periods indicated are as follows (in thousands):
	Three months ended March 31,
	2004	2003

Balance at beginning of period	$ 8,608	$ 10,989
Charge-offs	(828)	(441)
Recoveries	544	196
Provision for loan losses	-	425
Balance at end of period	$ 8,324	$ 11,169
Net charge-offs to average loans (annualized)	0.14%	0.12%

The allowance for loan losses declined $284,000 from the end of 2003, to $8.3 million at March 31, 2004, the result of charge-offs exceeding recoveries for the period.

No provision for loan losses was considered necessary in the first quarter of 2004 due primarily to the substantial improvement in asset quality since the first quarter of 2003, when non-performing loans were 1.13% of total loans.

Land and buildings held for sale declined $3.0 million from the end of 2003, and totaled $137,000 at March 31, 2004. The decline is attributed to the transfer of a vacant office building back to premises and equipment as we expect to use the building for our operations center after closing the BSB Bancorp acquisition. Depreciation expense on this facility in 2005 is expected to total $129,000.

Total deposits increased $28.6 million, or 3.6% to $824.7 million at March 31, 2004, compared to $796.1 million at December 31, 2003. The increase in deposits is primarily attributable to seasonal factors as well as funds being received in anticipation of the Company's previously announced second-step conversion. Certificates of deposit declined $9.6 million, or 3.2%, because the Company reduced its pricing on these products below much of the competition, which resulted in outflow to other financial institutions.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

General. Net income for the three months ended March 31, 2004 was $3.2 million, or $0.23 per diluted share, which was $382,000, or 10.7%, lower than the same period in 2003. The decrease is primarily due to a decrease in net interest income partially offset by a decrease in provision for loan losses and an increase in non-interest income. Return on assets and return on equity (annualized) were 1.00% and 7.13%, respectively, for the three months ended March 31, 2004, compared to 1.11% and 8.70%, respectively, for the same period in 2003.

Net Interest Income. Net interest income for the three months ended March 31, 2004 totaled $11.0 million, a decrease of 9.7% from the $12.1 million for the same period in 2003. The net interest spread for the three months ended March 31, 2004 was 3.44% compared to 3.80% for the same period in 2003. The net interest margin for the three months ended March 31, 2004 and 2003 was 3.73% and 4.15%, respectively. The decrease in spread and margin occurred as the Company's earning assets continued to reprice downward, consistent with market rates. The Company was not able to decrease rates on deposits at the same pace however, due to competitive pressures and the already low level of rates paid on our deposit accounts. If the same interest rate environment continues, additional margin compression could occur in the future.

The Company had an investment of $13.2 million in Federal Home Loan Bank of New York (FHLBNY) common stock at March 31, 2004. The FHLBNY reported that it suspended the October 2003 dividend payment on this stock. In the first quarter of 2004 the FHLBNY resumed paying a dividend, but at a lower rate. This resulted in a decrease in income of $117,000 period to period. Future quarter earnings will be impacted to the extent the FHLBNY continues the reduced dividend amount from that previously paid.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to increase the allowance, when necessary.

As discussed in the "Comparison of Financial Condition at March 31, 2004 and December 31, 2003" above, we did not record a provision for loan losses for the three months ended March 31, 2004 compared to $425,000 for the same period in 2003. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended March 31,
	2004	2003	$ Change	% Change
Service fees	$ 1,731	$ 1,460	$ 271	19%
Trust and investment services	500	424	76	18%
Income from bank-owned life insurance	287	314	(27)	-9%
Net (loss) gain on sale of securities available-for-sale	-	-	-	-%
Net gain on sale of loans	103	124	(21)	-17%
Other income	14	89	(75)	-84%
Total non-interest income	$ 2,635	$ 2,411	$ 224	9%

Non-interest income increased $224,000, or 9.3% to $2.6 million for the three months ended March 31, 2004, compared to $2.4 million for the same period in 2003. The increase is primarily due to an increase in service fees, primarily the result of the Company adding a new overdraft product in June of 2003.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended March 31,
	2004	2003	$ Change	% Change
Salaries and employee benefits	$ 4,911	$ 4,454	$ 457	10%
Occupancy and equipment expense	990	1,022	(32)	-3%
Marketing expense	253	303	(50)	-17%
Professional services	399	330	69	21%
Technology expense	701	966	(265)	-27%
Amortization of intangible assets	217	322	(105)	-33%
Merger expenses	113	-	113	100%
Other expense	1,194	1,287	(93)	-7%
Total non-interest expense	$ 8,778	$ 8,684	$ 94	1%

Non-interest expense increased $94,000, or 1.1% to $8.8 million for the three months ended March 31, 2004, compared to $8.7 million for the same period in 2003.

Salaries and employee benefits expense increased primarily due to a $256,000 increase in ESOP expense resulting from the increase in the Company's stock price. The remaining increase in salaries and employee benefits is primarily due to a $126,000 increase in health insurance costs due to an increase in claims period to period.

Technology expense decreased primarily due to a decrease in computer maintenance and hardware expenses.

Amortization of the core deposit and trust intangible assets related to Herkimer County Trust Company ("Herkimer") was $217,000 for the three months ended March 31, 2004. In the first quarter of 2003, the Company recorded $69,000 of expense related to covenants not to compete with former Herkimer employees which covenants expired in 2003, and as such, the Company had no such expenses in the same period in 2004.

Merger expenses were $113,000 in the first quarter of 2004 related to the pending acquisition of BSB Bancorp, Inc. The Company had no such expenses in 2003.

Income Tax Expense. Income tax expense was $1.6 million on income before taxes of $4.8 million for the three months ended March 31, 2004, resulting in an effective tax rate of 33.7% compared to income tax expense of $1.9 million on income before taxes of $5.4 million for the same period in 2003, resulting in an effective tax rate of 34.3%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At March 31, 2004 we had $294.2 million in outstanding borrowings.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the three months ended March 31, 2004, loan originations totaled $42.6 million. For the year ended December 31, 2003, loan originations totaled $342.7 million. Purchases of securities were $16.8 million for the three months ended March 31, 2004. Purchases of securities were $180.4 million for the year ended December 31, 2003.

At March 31, 2004, we had loan commitments to borrowers of approximately $85.3 million, and letters of credit of approximately $1.8 million. Total deposits increased $28.6 million during the three months ended March 31, 2004. Total deposits decreased $59.1 million during the year ended December 31, 2003. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $181.3 million at March 31, 2004. Based on our deposit retention experience we anticipate that a significant portion of these time deposits will be retained, though our current deposit pricing strategy has resulted in increased outflows, which may continue. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, the Company will readjust its deposit pricing strategy or take other measures, such as not reinvesting security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $20 million of our FHLB advances at March 31, 2004 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The advance totals $20 million, has a rate of 6.31% and matures in August 2005. Given the current interest rate levels, we do not anticipate that this advance will be called in the near term.

On an unconsolidated basis at the holding company level, the Company's primary sources of funds are net proceeds from capital offerings, dividends from the Bank, and investment income. The main use of liquidity is the payment of dividends to common stockholders. At March 31, 2004, the Company had $22.6 million of cash and securities available-for-sale at the holding company level. Because of the substantial level of cash at the Company, the Bank has not paid dividends to the Company. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions. At March 31, 2004, the Bank had the ability to pay dividends of $26.9 million to the Company without the prior approval of the OTS.

At March 31, 2004, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at March 31, 2004 was $138.9 million and $118.7 million, respectively, or 10.86% and 9.30% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $63.8 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At March 31, 2004, the Bank's total risk-based capital ratio was 17.71%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgements can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity involved and the material effect that such judgement can have on the results of operations. The Company's policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of the Company's Form 10-K for the year ended December 31, 2003. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2003 to obtain a better understanding of how the Company's financial performance is reported.

Impact of New Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) amends employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. Interim period disclosure is effective for interim periods beginning on or after December 15, 2003. The Company adopted the interim period disclosures on January 1, 2004. See footnote 4 to the unaudited consolidated financial statements for further information regarding the Company's employee benefit plans.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN No. 46R"), "Consolidation of Variable Interest Entities" which delayed the effective date for public companies of FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities" to March 31, 2004 for variable interest entities created prior to February 1, 2003, except for interests in special purpose entities, for which the company was required to adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. Adoption of the requirements of FIN No. 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In accordance with FSP No. 106-1, the Company has elected to defer the accounting for the effects of the Act. Management does not expect adoption of FSP No. 106-1 to have a material effect on the Company's financial condition, results of operations or cash flows.

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

The following sets forth the result of our net interest income simulation model as of March 31, 2004.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	44,026	(834)	-1.86%
Flat	44,860	-	-
+100	44,608	(252)	-0.56%
+200	44,452	(408)	-0.91%
+300	44,158	(702)	-1.56%

The above table indicates that as of March 31, 2004, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 0.91%, or $408,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 1.86%, or $834,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

4.1 Form of Common Stock (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K on January 14, 2004 reporting the press release announcing the Company's financial results for the year ended December 31, 2003, and a Form 8-K on February 24, 2004 announcing its cash dividend for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated May 7, 2004

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated May 7, 2004

Steven A. Covert
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

4.1 Form of Common Stock (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-75514) filed with the Securities and Exchange Commission on December 19, 2001)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.