Form 10-Q
period 2004-06-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2004-07-30
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ______________________
Commission File Number: 001-31277
PARTNERS TRUST FINANCIAL GROUP, INC. (Exact Name of Registrant as Specified in its Charter)
Delaware	75-2993918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
233 Genesee Street, Utica, NY 13501 (Address of Principal Executive Offices) (Zip Code)
(315) 768-3000 (Registrant's Telephone Number Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share (Title of Class)

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

YES X NO _____

As of July 20, 2004, there were issued and outstanding 48,214,750 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 11,845	$ 13,587	$ 24,050	$ 27,763
Federal funds sold and interest bearing deposits	99	113	138	250
Securities	3,276	3,745	6,766	7,942
Total interest income	15,220	17,445	30,954	35,955

Interest expense:
Deposits:
Savings accounts	115	200	227	537
Money market accounts	285	328	567	792
Time accounts	1,784	2,508	3,688	5,164
NOW accounts	42	43	81	131
	2,226	3,079	4,563	6,624
Borrowings:
Repurchase agreements	61	152	131	316
FHLB advances	2,349	2,585	4,701	5,228
Mortgagors' escrow funds	27	10	45	30
	2,437	2,747	4,877	5,574
Total interest expense	4,663	5,826	9,440	12,198
Net interest income	10,557	11,619	21,514	23,757
Provision for loan losses	(460)	283	(460)	709
Net interest income after provision for loan losses	11,017	11,336	21,974	23,048

Non-interest income:
Service fees	1,930	1,722	3,661	3,159
Trust and investment services	421	521	921	945
Income from bank-owned life insurance	289	322	576	637
Net gain (loss) on sale of securities available-for-sale	-	-	-	-
Net gain on sale of loans	76	122	179	246
Other income	21	61	35	173
Total non-interest income	2,737	2,748	5,372	5,160

Non-interest expense:
Salaries and employee benefits	4,910	4,561	9,821	9,084
Occupancy and equipment expense	975	895	1,965	1,917
Marketing expense	327	240	580	543
Professional services	344	334	743	664
Technology expense	981	969	1,682	1,936
Amortization of intangible assets	216	322	433	644
Merger and conversion expense	653	-	766	-
Other expense	1,168	1,273	2,362	2,491
Total non-interest expense	9,574	8,594	18,352	17,279
Income before income tax expense	4,180	5,490	8,994	10,929
Income tax expense	1,516	1,880	3,138	3,745
Net income	$ 2,664	$ 3,610	$ 5,856	$ 7,184

Basic earnings per share	$ 0.20	$ 0.27	$ 0.43	$ 0.53
Diluted earnings per share	$ 0.19	$ 0.26	$ 0.42	$ 0.53

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)

Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593	$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$ 165,437
Net income	-	-	7,184	-	-	-	-	7,184
Other comprehensive loss, net of tax	-	-	-	(935)	-	-	-	(935)
Cash dividends ($0.14 per minority share)	-	-	(856)	-	-	-	-	(856)
ESOP shares committed to be released for
allocation (25,590 shares)	-	201	-	-	-	256	-	457
Amortization of unearned restricted stock awards	-	-	-	-	-	-	322	322
Balance at June 30, 2003	$ 1,422	$ 62,884	$ 109,921	$ 4,640	$ (170)	$ (4,350)	$ (2,738)	$ 171,609

Balance at December 31, 2003	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	5,856	-	-	-	-	5,856
Other comprehensive loss, net of tax	-	-	-	(3,918)	-	-	-	(3,918)
Cash dividends ($0.24 per minority share)	-	-	(1,485)	-	-	-	-	(1,485)
ESOP shares committed to be released for
allocation (25,590 shares)	-	532	-	-	-	256	-	788
Stock awarded under the Management
Recognition Plan (12,000 shares)	-	259	-	-	224	-	(483)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	362	362
Stock options exercised (20,147 shares)	1	108	-	-	171	-	-	280
Tax benefit of stock options exercised	-	62	-	-	-	-	-	62
Balance at June 30, 2004	$ 1,423	$ 64,371	$ 119,932	$ (2,016)	$ (55)	$ (3,838)	$ (2,537)	$ 177,280

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$ 6,408	$ 15,570

Investing activities:
Purchases of securities held-to-maturity	(319)	(493)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	220	152
Purchases of securities available-for-sale	(50,240)	(95,595)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	49,467	98,587
Purchases of FHLB stock	(650)	-
Redemptions of FHLB stock	700	500
Net loans made to customers	(11,918)	(167)
Purchases of premises and equipment	(1,345)	(447)
Proceeds from sale of equipment	-	48
Proceeds from sales of other real estate owned and
repossessed assets	859	274
Net cash (used in) provided by investing activities	(13,226)	2,859

Financing activities:
Net increase (decrease) in deposits, excluding stock subscriptions received	15,161	(12,675)
Stock subscriptions received	41,761	-
Net increase in mortgagors' escrow funds	374	229
Net decrease in borrowings	(3,988)	(24,052)
Cash dividends	(1,485)	(856)
Proceeds from exercise of stock options	280	-
Net cash provided by (used in) financing activities	52,103	(37,354)

Net increase (decrease) in cash and cash equivalents	45,285	(18,925)

Cash and cash equivalents at beginning of period	40,507	84,979

Cash and cash equivalents at end of period	$ 85,792	$ 66,054

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 9,383	$ 12,459
Income taxes	2,496	2,006

Non-cash investing activity:
Transfer of loans to other real estate owned and repossessed assets	$ 668	$ 48
Transfer of building held for sale into premises and equipment	3,045	-

	See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$ 2,664	$ 3,610	$ 5,856	$ 7,184
Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities available-for-sale
(pre-tax, $(8,540), $405, $(6,532) and $(1,558))	(5,124)	243	(3,918)	(935)
Comprehensive (loss) income	$ (2,460)	$ 3,853	$ 1,938	$ 6,249

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Partners Trust Financial Group, Inc. (the "Company" or "Partners Trust"), its wholly-owned subsidiary SBU Bank (the "Bank") and the Bank's wholly-owned subsidiaries. See Note 2 below for information regarding the corporate reorganization of Partners Trust subsequent to June 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

2. Conversion and Business Combination

The information presented in the accompanying unaudited consolidated financial statements reflects the financial statements of Partners Trust Financial Group, Inc., a Federal corporation ("Old Partners Trust"). Subsequent to quarter end, on July 14, 2004, Old Partners Trust completed its "second step" conversion from the mutual holding company form of organization to the stock holding company form of organization. In that conversion transaction, the former 53.6% ownership interest of Partners Trust MHC in Old Partners Trust was sold to depositors of Partners Trust Bank (formerly known as SBU Bank) and the public. In addition, Old Partners Trust was succeeded by the Company. Immediately upon completion of the second step conversion transaction, Partners Trust also completed its acquisition of BSB Bancorp, Inc. ("BSB").

In the conversion, the Company sold 14,875,000 shares of common stock at $10.00 per share and issued 12,873,014 shares to former minority shareholders of the Company at an exchange ratio of 1.9502 shares of new Partners Trust stock for each minority share. The net proceeds received in the conversion, after direct offering expenses were $143.8 million.

The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs were deducted from the proceeds of the shares sold in the offering.

As a result of the acquisition, BSB has been merged into Partners Trust, and BSB's wholly-owned subsidiary bank, BSB Bank & Trust Company, has been merged into Partners Trust Bank. Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of new Partners Trust common stock to the former BSB shareholders as consideration for the merger.

After the issuance of shares in the conversion and the acquisition and adjustments for cash payments in lieu of fractional shares, Partners Trust had approximately 48 million shares of common stock outstanding.

Upon the conversion and acquisition, Partners Trust had total assets of approximately $3.7 billion and 36 banking offices.

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

The following summarizes the computation of earnings per share for the three and six months ended June 30, 2004 and 2003 (in thousands except per share data):
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Income available to common shareholders	$ 2,664	$ 3,610	$ 5,856	$ 7,184
Weighted average basic shares outstanding	13,616	13,520	13,602	13,513
Basic earnings per share	$ 0.20	$ 0.27	$ 0.43	$ 0.53

Diluted earnings per share:
Income available to common shareholders	$ 2,664	$ 3,610	$ 5,856	$ 7,184
Weighted average basic shares outstanding	13,616	13,520	13,602	13,513
Effect of dilutive securities:
Stock options	170	131	211	109
Unearned restricted stock awards	77	67	84	56
Weighted average diluted shares outstanding	13,863	13,718	13,897	13,678
Diluted earnings per share	$ 0.19	$ 0.26	$ 0.42	$ 0.53

4. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Service cost	$ -	$ 7	$ -	$ 14
Interest cost	144	146	288	292
Expected return on plan assets	(202)	(220)	(404)	(439)
Curtailment credit	-	(22)		(44)
Net periodic benefit plan credit	$ (58)	$ (89)	$ (116)	$ (177)

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

4. Employee Benefit Plans (continued)

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Service cost	$ 15	$ 14	$ 30	$ 28
Interest cost	41	51	82	102
Amortization of unrecognized
actuarial gain	(26)	(17)	(52)	(33)
Amortization of unrecognized
prior service cost	5	5	10	10
Net periodic benefit plan cost	$ 35	$ 53	$ 70	$ 107

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

5. Stock-Based Compensation (continued)

Pro forma disclosures for the three and six months ended June 30, 2004 and 2003, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$ 2,664	$ 3,610	$ 5,856	$ 7,184
Add: Stock-based compensation expense related to restricted stock
awards included in reported net income, net of related tax effects	111	98	218	196
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(211)	(162)	(418)	(324)
Pro forma net income	$ 2,564	$ 3,546	$ 5,656	$ 7,056
Basic earnings per share:
As reported	$ 0.20	$ 0.27	$ 0.43	$ 0.53
Pro forma	$ 0.19	$ 0.26	$ 0.42	$ 0.52
Diluted earnings per share:
As reported	$ 0.19	$ 0.26	$ 0.42	$ 0.53
Pro forma	$ 0.19	$ 0.26	$ 0.41	$ 0.52

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three and six months ended June 30, 2004 and 2003 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

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

For letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The Company had approximately $1.7 million of standby letters of credit on June 30, 2004. The fair value of the Company's standby letters of credit at June 30, 2004 was insignificant.

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

  failure to successfully integrate our business with that of BSB, or to integrate them in a timely manner;

  failure to achieve anticipated cost savings in connection with the BSB Bancorp merger, or to achieve savings in a timely manner;

  costs, customer loss and business disruption in connection with the acquisition or the integration of BSB Bancorp and Partners Trust that may be greater than expected;

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

General

The information presented in the accompanying unaudited consolidated financial statements reflects the financial statements of Partners Trust Financial Group, Inc., a Federal corporation ("Old Partners Trust"). Subsequent to quarter end, on July 14, 2004, Old Partners Trust completed its "second step" conversion from the mutual holding company form of organization to the stock holding company form of organization. In that conversion transaction, the former 53.6% ownership interest of Partners Trust MHC in Old Partners Trust was sold to depositors of Partners Trust Bank (formerly known as SBU Bank) and the public. In addition, Old Partners Trust was succeeded by the Company. Immediately upon completion of the second step conversion transaction, Partners Trust also completed its acquisition of BSB Bancorp, Inc. ("BSB").

In the conversion, the Company sold 14,875,000 shares of common stock at $10.00 per share and issued 12,873,014 shares to former minority shareholders of the Company at an exchange ratio of 1.9502 shares of new Partners Trust stock for each minority share. The net proceeds received in the conversion, after direct offering expenses were $143.8 million.

The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs were deducted from the proceeds of the shares sold in the offering.

As a result of the acquisition, BSB has been merged into Partners Trust, and BSB's wholly-owned subsidiary bank, BSB Bank & Trust Company, has been merged into Partners Trust Bank. Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of new Partners Trust common stock to the former BSB shareholders as consideration for the merger.

After the issuance of shares in the conversion and the acquisition and adjustments for cash payments in lieu of fractional shares, Partners Trust had approximately 48 million shares of common stock outstanding.

Upon the conversion and acquisition, Partners Trust had total assets of approximately $3.7 billion and 36 banking offices.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. The Company's expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense, other expense and income tax expense. In addition, the Company has significant expenses related to the conversion and BSB acquisition. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Average Balance Sheet

The following tables set forth certain information for the three and six months ended June 30, 2004 and 2003. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.
	For the Three Months Ended June 30,
	2004			2003
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 42,717	$ 99	0.93%	$ 37,533	$ 113	1.21%
Securities (1)	349,647	3,276	3.77%	353,478	3,745	4.25%
Loans (2)	802,605	11,845	5.94%	805,520	13,587	6.77%
Total earning assets	1,194,969	15,220	5.12%	1,196,531	17,445	5.85%

Non-earning assets	117,089			112,762
Total assets	$ 1,312,058			$ 1,309,293

Interest bearing liabilities:
Savings deposits (4)	$ 162,924	$ 115	0.28%	$ 170,367	$ 200	0.47%
Money market accounts	176,042	285	0.65%	164,507	328	0.80%
NOW accounts	97,717	42	0.17%	90,837	43	0.19%
Time accounts	281,172	1,784	2.55%	324,523	2,508	3.10%
Borrowings (3)	295,573	2,437	3.32%	277,029	2,747	3.98%
Total interest bearing liabilities	1,013,428	4,663	1.85%	1,027,263	5,826	2.27%

Non-interest bearing deposits	101,154			96,522
Other non-interest bearing liabilities	15,331			14,795
Total liabilities	1,129,913			1,138,580
Shareholders' equity	182,145			170,713
Total liabilities and shareholders'
equity	$ 1,312,058			$ 1,309,293

Net interest income		$ 10,557			$ 11,619

Net interest rate spread			3.27%			3.58%

Net earning assets	$ 181,541			$ 169,268

Net interest margin			3.55%			3.89%

Ratio of earning assets to total
interest bearing liabilities	117.91%			116.48%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of net deferred loan fees and costs.
(3) Borrowings include mortgagors' escrow funds.
(4) Includes stock subscriptions held in escrow.

	For the Six Months Ended June 30,
	2004			2003
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 29,906	$ 138	0.93%	$ 42,126	$ 250	1.20%
Securities (1)	354,815	6,766	3.83%	347,967	7,942	4.60%
Loans (2)	802,719	24,050	6.03%	801,355	27,763	6.99%
Total earning assets	1,187,440	30,954	5.24%	1,191,448	35,955	6.09%

Non-earning assets	111,319			113,460
Total assets	$ 1,298,759			$ 1,304,908

Interest bearing liabilities:
Savings deposits (4)	$ 159,256	$ 227	0.29%	$ 168,871	$ 537	0.64%
Money market accounts	170,335	567	0.67%	163,912	792	0.97%
NOW accounts	95,175	81	0.17%	89,412	131	0.30%
Time accounts	286,389	3,688	2.59%	323,687	5,164	3.22%
Borrowings (3)	295,933	4,877	3.31%	278,959	5,574	4.03%
Total interest bearing liabilities	1,007,088	9,440	1.89%	1,024,841	12,198	2.40%

Non-interest bearing deposits	95,646			97,815
Other non-interest bearing liabilities	14,970			13,617
Total liabilities	1,117,704			1,136,273
Shareholders' equity	181,055			168,635
Total liabilities and shareholders'
equity	$ 1,298,759			$ 1,304,908

Net interest income		$ 21,514			$ 23,757

Net interest rate spread			3.35%			3.69%

Net earning assets	$ 180,352			$ 166,607

Net interest margin			3.64%			4.02%

Ratio of earning assets to total
interest bearing liabilities	117.91%			116.26%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of net deferred loan fees and costs.
(3) Borrowings include mortgagors' escrow funds.
(4) Includes stock subscriptions held in escrow.

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
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004 vs. 2003			2004 vs. 2003
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ (28)	$ 14	$ (14)	$ (49)	$ (63)	$ (112)
Securities	(428)	(41)	(469)	(1,333)	157	(1,176)
Loans	(1,692)	(50)	(1,742)	(3,761)	48	(3,713)
Total earning assets	(2,148)	(77)	(2,225)	(5,143)	142	(5,001)

Interest bearing liabilities:
Savings accounts	(76)	(9)	(85)	(280)	(30)	(310)
Money market accounts	(65)	22	(43)	(255)	30	(225)
NOW accounts	(4)	3	(1)	(59)	9	(50)
Time accounts	(413)	(311)	(724)	(929)	(547)	(1,476)
Borrowings	(483)	173	(310)	(1,027)	330	(697)
Total interest bearing liabilities	(1,041)	(122)	(1,163)	(2,550)	(208)	(2,758)

Net interest income	$ (1,107)	$ 45	$ (1,062)	$ (2,593)	$ 350	$ (2,243)

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets were $1.34 billion at June 30, 2004, which is $54.4 million higher than at December 31, 2003. Cash and cash equivalents increased $45.3 million, while loans receivable increased $9.2 million. The increase in cash and cash equivalents was primarily caused by $41.8 million in stock subscriptions received by the Company in connection with the second step conversion. The Company has focused on growing its commercial loan business lines over the last several months through the hiring of several experienced lenders from regional competitors in our markets. This emphasis resulted in a $5.6 million increase in commercial real estate loans, and a $2.3 million increase in commercial loans from the end of 2003. We expect to continue growth in these business lines. BSB has a higher percentage of its loans in commercial business lines than does the Company, and as such, the percentage of the loan portfolio in residential mortgages is expected to decline after the merger.

Non-performing loans totaled $3.1 million or 0.38% of loans at June 30, 2004, compared to $4.2 million or 0.53% of loans at December 31, 2003. The reduction in non-performing loans occurred primarily in the commercial real estate and commercial portfolios due to loans being charged off and repossession and sale of underlying collateral, and continued the positive trends of recent quarters. Non-performing loans were $8.7 million at June 30, 2004, and were 1.08% of loans. BSB has a substantially higher level of non-performing assets than the Company, and as such, our level of non-performing assets will increase as a result of the merger.

The following table sets forth information regarding non-performing loans and assets.

	At June 30,	At December 31,
	2004	2003
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,331	$ 1,007
Commercial real estate	981	1,279
Commercial	227	931
Consumer (1)	271	545
Total non-accruing loans	2,810	3,762
Accruing loans delinquent 90 days or more	298	480
Total non-performing loans	3,108	4,242
Other real estate owned and repossessed assets	75	121
Total non-performing assets	$ 3,183	$ 4,363
Total non-performing loans to total loans	0.38%	0.53%
Total non-performing assets to total assets	0.24%	0.34%
Allowance for loan losses to non-performing loans	239.25%	202.92%
Allowance for loan losses to total loans (2)	0.91%	1.07%
_________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Non-accruing commercial real estate loans is comprised of eleven loans, the largest of which is $391,000. The $227,000 in non-accruing commercial loans at June 30, 2004 consisted of six loans, the largest of which was $74,000.

The allowance coverage to total loans declined to 0.91% at June 30, 2004, from 1.07% at the end of 2003. This reduction was considered reasonable given continued improvement in non-performing loans during the period, and was effected through the negative provision for loan losses as more fully discussed below. As a result of the merger, based on the composition of the BSB loan portfolio and giving effect to acquisition adjustments, the allowance to total loans initially was approximately 2.1%.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $3.7 million in loans that warrant increased attention at June 30, 2004 compared with $4.6 million at December 31, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at June 30, 2004. None of these loans was considered impaired and as such, no specific impairment allowance was established for these loans. At June 30, 2004, BSB had $59.1 million in performing loans classified as substandard.

The level of asset quality at BSB on June 30, 2004 was consistent with Partners Trust's expectations.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Balance at beginning of period	$ 8,324	$ 11,169	$ 8,608	$ 10,989
Charge-offs	(572)	(567)	(1,413)	(1,009)
Recoveries	144	158	701	354
Provision for loan losses	(460)	283	(460)	709
Balance at end of period	$ 7,436	$ 11,043	$ 7,436	$ 11,043
Net charge-offs to average loans (annualized)	0.21%	0.20%	0.18%	0.16%

The allowance for loan losses declined $1.2 million from the end of 2003, to $7.4 million at June 30, 2004, the result of charge-offs exceeding recoveries for the period along with a negative provision for loan losses.

A $460,000 negative provision for loan losses was recorded in the second quarter of 2004 due primarily to the continued improvement in asset quality as shown by the decrease in non-performing loans and potential problem loans. The allowance is determined by an extensive review of the Company's asset quality and considers a variety of factors, including loan ratings, general economic conditions and specific borrower industry conditions.

Land and buildings held for sale declined $3.0 million from the end of 2003, and totaled $137,000 at June 30, 2004. The decline is attributed to the transfer of a vacant office building back to premises and equipment as we are using the building for our operations center as more space was needed for the increase in employees related to the BSB Bancorp acquisition. Annual depreciation expense on this facility is expected to total $129,000.

Total deposits increased $56.9 million, or 7.2% to $853.0 million at June 30, 2004, compared to $796.1 million at December 31, 2003. The increase in deposits is primarily attributable to seasonal factors as well as funds being received for stock subscriptions for the Company's second-step conversion. Certificates of deposit declined $20.5 million, or 6.9%, because the Company reduced its pricing on these products below much of the competition, which resulted in outflow to other financial institutions.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

General. Net income for the three months ended June 30, 2004 was $2.7 million, or $0.19 per diluted share, which was $946,000, or 26.2%, lower than the same period in 2003. The decrease is primarily due to a decrease in net interest income and incurring merger and conversion expenses partially offset by a decrease in provision for loan losses. Return on assets and return on equity (annualized) were 0.82% and 5.88%, respectively, for the three months ended June 30, 2004, compared to 1.11% and 8.48%, respectively, for the same period in 2003.

Net Interest Income. Net interest income for the three months ended June 30, 2004 totaled $10.6 million, a decrease of 9.1% from the $11.6 million for the same period in 2003. The net interest spread for the three months ended June 30, 2004 was 3.27% compared to 3.58% for the same period in 2003. The net interest margin for the three months ended June 30, 2004 and 2003 was 3.55% and 3.89%, respectively. The decrease in spread and margin occurred as the Company's earning assets continued to reprice downward, consistent with market rates. The Company was not able to decrease rates on deposits at the same pace however, due to competitive pressures and the already low level of rates paid on our deposit accounts. The net interest margin was also negatively impacted by stock subscription orders received in the Company's second step conversion. These funds, which totaled $41.8 million at June 30, 2004, earn interest at the Company's savings account rate, and were invested in overnight funds, resulting in a spread of only 68 basis points, versus a spread on all earning assets of 327 basis points in the second quarter of 2004. The effect of this lower spread was an approximately 8 basis point reduction in net interest margin for the quarter. If the same interest rate environment continues, additional margin compression could occur in the future.

The Company had an investment of $13.2 million in Federal Home Loan Bank of New York (FHLBNY) common stock at June 30, 2004. The FHLBNY reported that it suspended the October 2003 dividend payment on this stock. In the first quarter of 2004 the FHLBNY resumed paying a dividend, but at a lower rate. This resulted in a decrease in income of $105,000 period to period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged or credited to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to adjust the allowance, when necessary.

As discussed in the "Comparison of Financial Condition June 30, 2004 and December 31, 2003" above, we recorded a negative $460,000 provision for loan losses for the three months ended June 30, 2004 compared to positive $283,000 for the same period in 2003. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended June 30,
	2004	2003	$ Change	% Change
Service fees	$1,930	$1,722	$208	12.1%
Trust and investment services	421	521	(100)	-19.2%
Income from bank-owned life insurance	289	322	(33)	10.3%
Net gain on sale of loans	76	122	(46)	-37.7%
Other income	21	61	(40)	-65.6%
Total non-interest income	$2,737	$2,748	($11)	0.4%

Non-interest income remained flat at $2.7 million for the three months ended June 30, 2004 and 2003. The $208,000 increase in service fees was primarily attributable to implementation of a new overdraft program in June of 2003.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended June 30,
	2004	2003	$ Change	% Change
Salaries and employee benefits	$ 4,910	$ 4,561	$ 349	7.7%
Occupancy and equipment expense	975	895	80	8.9%
Marketing expense	327	240	87	36.3%
Professional services	344	334	10	3.0%
Technology expense	981	969	12	1.2%
Amortization of intangible assets	216	322	(106)	-32.9%
Merger and conversion expense	653	-	653	100.0%
Other expense	1,168	1,273	(105)	-8.2%
Total non-interest expense	$ 9,574	$ 8,594	$ 980	11.4%

Non-interest expense increased $980,000, or 11.4% to $9.6 million for the three months ended June 30, 2004, compared to $8.6 million for the same period in 2003.

Salaries and employee benefits expense increased primarily due to a $367,000 increase in salaries as staffing levels were increased in commercial lending as we seek to increase our focus on growing this business line, and in operations in anticipation of the BSB acquisition.

Amortization of the core deposit and trust intangible assets related to Herkimer County Trust Company ("Herkimer") was $216,000 for the three months ended June 30, 2004. In the second quarter of 2003, the Company recorded $69,000 of expense related to covenants not to compete with former Herkimer employees which covenants expired in 2003, and as such, the Company had no such expenses in the same period in 2004.

Merger and conversion expense was $653,000 in the second quarter of 2004 related to the pending second step conversion and acquisition of BSB Bancorp, Inc. The Company had no such expenses in 2003.

Income Tax Expense. Income tax expense was $1.5 million on income before taxes of $4.2 million for the three months ended June 30, 2004, resulting in an effective tax rate of 36.3% compared to income tax expense of $1.9 million on income before taxes of $5.5 million for the same period in 2003, resulting in an effective tax rate of 34.2%. The increase in the effective tax rate is due to a decrease in tax preference items.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

General. Net income for the six months ended June 30, 2004 was $5.9 million, or $0.42 per diluted share, which was $1.3 million, or 18.5%, lower than the same period in 2003. The decrease is primarily due to a decrease in net interest income and incurring merger and conversion expenses partially offset by a decrease in provision for loan losses. Return on assets and return on equity (annualized) were 0.91% and 6.50%, respectively, for the six months ended June 30, 2004, compared to 1.11% and 8.59%, respectively, for the same period in 2003.

Net Interest Income. Net interest income for the six months ended June 30, 2004 totaled $21.5 million, a decrease of 9.4% from the $23.8 million for the same period in 2003. The net interest spread for the six months ended June 30, 2004 was 3.35% compared to 3.69% for the same period in 2003. The net interest margin for the six months ended June 30, 2004 and 2003 was 3.64% and 4.02%, respectively. The decrease in spread and margin reflects the same factors discussed in the quarterly analysis.

As a result of the previously discussed reduction in FHLBNY dividends, income declined $222,000 period-to-period.

Provision for Loan Losses. As discussed in the "Comparison of Financial Condition at June 30, 2004 and December 31, 2003" above, we recorded a negative $460,000 provision for loan losses for the six months ended June 30, 2004 compared to positive $709,000 for the same period in 2003. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Six months ended June 30,
	2004	2003	$ Change	% Change
Service fees	$ 3,661	$ 3,159	$ 502	15.9%
Trust and investment services	921	945	(24)	-2.5%
Income from bank-owned life insurance	576	637	(61)	-9.6%
Net gain on sale of loans	179	246	(67)	-27.2%
Other income	35	173	(138)	-79.8%
Total non-interest income	$ 5,372	$ 5,160	$ 212	4.1%

Non-interest income increased $212,000, or 4.1% to $5.4 million for the six months ended June 30, 2004, compared to $5.2 million for the same period in 2003. The increase is primarily due to an increase in service fees, primarily the result of the new overdraft product.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Six months ended June 30,
	2004	2003	$ Change	% Change
Salaries and employee benefits	$9,821	$9,084	$ 737	8.1%
Occupancy and equipment expense	1,965	1,917	48	2.5%
Marketing expense	580	543	37	6.8%
Professional services	743	664	79	11.9%
Technology expense	1,682	1,936	(254)	-13.1%
Amortization of intangible assets	433	644	(211)	-32.8%
Merger and conversion expense	766	-	766	100.0%
Other expense	2,362	2,491	(129)	-5.2%
Total non-interest expense	$18,352	$17,279	$1,073	6.2%

Non-interest expense increased $1.1 million, or 6.2% to $18.4 million for the six months ended June 30, 2004, compared to $17.3 million for the same period in 2003.

Salaries and employee benefits expense increased primarily due to a $459,000 increase in salaries as staffing levels were increased as discussed in the quarterly comparison above. Furthermore, ESOP expense increased $330,000 resulting from an increase in the Company's stock price.

Technology expense decreased primarily due to a decrease in computer maintenance and hardware expenses.

Amortization of the core deposit and trust intangible assets related to Herkimer was $433,000 for the six months ended June 30, 2004. The Company recorded $138,000 of expense through June 30, 2003 related to covenants not to compete with former Herkimer employees which covenants expired in 2003, and as such, the Company had no such expenses in the same period in 2004.

Merger and conversion expense was $766,000 for the six months ended June 30, 2004. The Company had no such expenses in 2003.

Income Tax Expense. Income tax expense was $3.1 million on income before taxes of $9.0 million for the six months ended June 30, 2004, resulting in an effective tax rate of 34.9% compared to income tax expense of $3.7 million on income before taxes of $10.9 million for the same period in 2003, resulting in an effective tax rate of 34.3%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may enter into repurchase agreements with approved broker-dealers and we may borrow from the Federal Home Loan Bank of New York. At June 30, 2004 we had $286.6 million in outstanding borrowings.

Our primary investing activities are the origination of loans, and to a lesser extent, the purchase of securities. For the six months ended June 30, 2004, loan originations totaled $112.2 million. For the year ended December 31, 2003, loan originations totaled $342.7 million. Purchases of securities were $50.6 million for the six months ended June 30, 2004. Purchases of securities were $180.4 million for the year ended December 31, 2003.

At June 30, 2004, we had loan commitments to borrowers of approximately $87.5 million, and letters of credit of approximately $1.7 million. Total deposits increased $56.9 million during the six months ended June 30, 2004 which primarily reflects the $41.8 million received for stock subscriptions. Total deposits decreased $59.1 million during the year ended December 31, 2003. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $173.8 million at June 30, 2004. Based on our deposit retention experience we anticipate that a significant portion of these time deposits will be retained, though our current deposit pricing strategy has resulted in increased outflows, which may continue. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, the Company will readjust its deposit pricing strategy or take other measures, such as not reinvesting security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

Subsequent to the BSB acquisition, we do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations, although $20 million of our FHLB advances at June 30, 2004 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advance at the then-current FHLB rates, or to repay the advance. The advance totals $20 million, has a rate of 6.31% and matures in August 2005. Given the current interest rate levels, we do not anticipate that this advance will be called in the near term.

On an unconsolidated basis at the holding company level, the Company's primary sources of funds are net proceeds from capital offerings, dividends from the Bank, and investment income. The main use of liquidity is the payment of dividends to common stockholders. At June 30, 2004, the Company had $63.7 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

At June 30, 2004, the Bank had the ability to pay dividends of $29.9 million to the Company without the prior approval of the OTS. In conjunction with the BSB acquisition on July 14, 2004, the Company paid $135.1 million in cash to the former BSB shareholders. The Company funded the acquisition through the second step conversion, and a $20 million dividend from the Bank.

At June 30, 2004, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at June 30, 2004 were $141.6 million and $121.9 million, respectively, or 10.83% and 9.36% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $65.1 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At June 30, 2004, the Bank's total risk-based capital ratio was 17.52%.

The BSB acquisition resulted in approximately $222.4 million of goodwill, which reduced the Company's and Bank's capital levels. However, as a result of the capital raised in the second step conversion and the shares issued in the BSB acquisition, the Company and Bank expect capital to remain at levels required to be considered well-capitalized.

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

Impact of New Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan that may be impacted by the Act. In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides authoritative guidance on the accounting for the effects of the Act and supersedes FSP FAS 106-1. FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004 which, for the Company, is July 1, 2004. However, if the effects of the Act are not a significant event as defined in FSP No. 106-2, or if benefits under the Company's plan are not actuarially equivalent to the Medicare benefit, then effects of the Act will be measured at the next measurement date for the plan. The next measurement date for the Company's postretirement benefit plan is October 1, 2004. The Company's external actuary is currently analyzing the impact of the authoritative guidance on the Company's financial statements.

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

The following sets forth the result of our net interest income simulation model as of June 30, 2004.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	44,184	(768)	-1.71%
Flat	44,952	-	-
+100	44,835	(117)	-0.26%
+200	44,711	(241)	-0.54%
+300	44,529	(423)	-0.94%

The above table indicates that as of June 30, 2004, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 0.54%, or $241,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 1.71%, or $768,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 18, 2004, Partners Trust Financial Group, Inc., a Federal corporation, held a special meeting of stockholders.

(b) Not applicable.

(c) At the meeting, stockholders were asked to consider and vote on a proposal to adopt that certain Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003, as amended ("Proposal 1"), and to consider and vote on a proposal to adopt that certain Agreement and Plan of Merger by and between Partners Trust, MHC, Partners Trust Financial Group, Inc., a federal corporation, Partners Trust Financial Group, Inc., a Delaware corporation, SBU Bank and BSB Bancorp, Inc., dated as of December 23, 2003 ("Proposal 2").

The votes cast were as follows:

			Abstentions and
	Votes For	Votes Against	Broker Non-votes
Proposal 1	11,902,152	711,523	12,207
Proposal 2	11,830,666	786,691	8,525

(d) Not applicable.

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

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed a Current Report on Form 8-K on April 15, 2004 reporting the press release announcing the Company's financial results for the three months ended March 31, 2003, a Form 8-K on May 21, 2004 announcing the temporary suspension of trading for employee stock programs, a Form 8-K on May 25, 2004 announcing its cash dividend for the quarter ended June 30, 2004, and a Form 8-K on June 14, 2004 announcing the completion of the subscription offering and the extension of the community offering. Under applicable rules, information provided in the foregoing Forms 8-K under Items 9 and 12 is deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated July 30, 2004

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated July 30, 2004

Steven A. Covert
Executive Vice President, Chief Operating Officer and Chief Financial Officer
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