Form 10-Q/A
period 2004-06-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2004-08-04
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1. of the Quarterly Report on Form 10-Q of Partners Trust Financial Group, Inc. (the "Company") for the second quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on July 30, 2004 (the "Quarterly Report").

For convenience and ease of reference the Company is filing this Quarterly Report in its entirety with the applicable change. All information contained in this amendment is as of July 30, 2004, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date.

This Form 10-Q/A contains the June 30, 2004 Unaudited Consolidated Balance Sheet which was inadvertently omitted from the July 30, 2004 filing.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2004	2003
Assets	(In thousands, except share data)
Cash and due from banks	$ 35,992	$ 27,607
Federal funds sold	49,800	12,900
Cash and cash equivalents	85,792	40,507
Securities available-for-sale, at fair value	336,857	343,714
Securities held-to-maturity (fair value of $1,339 at June 30, 2004
and $1,241 at December 31, 2003)	1,339	1,240
Federal Home Loan Bank of New York ("FHLB") stock	13,175	13,225
Loans held for sale	608	1,390
Loans receivable	813,973	804,804
Less: Allowance for loan losses	(7,436)	(8,608)
Net loans receivable	806,537	796,196
Premises and equipment, net	17,054	13,623
Land and buildings held for sale	137	3,182
Accrued interest receivable	5,193	5,236
Bank-owned life insurance	24,675	24,099
Other real estate owned and repossessed assets	75	121
Goodwill	34,523	34,523
Other intangible assets, net	2,886	3,288
Other assets	10,622	4,771
Total Assets	$ 1,339,473	$ 1,285,115

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 104,248	$ 98,942
Interest bearing	706,991	697,136
Stock subscriptions held in escrow	41,761	-
Total deposits	853,000	796,078
Borrowings	286,581	290,569
Mortgagors' escrow funds	6,430	6,056
Other liabilities	16,182	17,077
Total liabilities	1,162,193	1,109,780

Shareholders' Equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 35,000,000 shares authorized,
14,228,222 shares issued at June 30, 2004 and 14,216,875 shares issued
at December 31, 2003	1,423	1,422
Additional paid-in capital	64,371	63,410
Retained earnings	119,932	115,561
Accumulated other comprehensive (loss) income	(2,016)	1,902
Treasury stock (2,269 shares at June 30, 2004 and 23,069 shares
at December 31, 2003)	(55)	(450)
Unallocated ESOP shares (383,856 shares at June 30, 2004 and 409,446
shares at December 31, 2003)	(3,838)	(4,094)
Unearned restricted stock awards	(2,537)	(2,416)
Total shareholders' equity	177,280	175,335
Total Liabilities and Shareholders' Equity	$ 1,339,473	$ 1,285,115

See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 11,845	$ 13,587	$ 24,050	$ 27,763
Federal funds sold and interest bearing deposits	99	113	138	250
Securities	3,276	3,745	6,766	7,942
Total interest income	15,220	17,445	30,954	35,955

Interest expense:
Deposits:
Savings accounts	115	200	227	537
Money market accounts	285	328	567	792
Time accounts	1,784	2,508	3,688	5,164
NOW accounts	42	43	81	131
	2,226	3,079	4,563	6,624
Borrowings:
Repurchase agreements	61	152	131	316
FHLB advances	2,349	2,585	4,701	5,228
Mortgagors' escrow funds	27	10	45	30
	2,437	2,747	4,877	5,574
Total interest expense	4,663	5,826	9,440	12,198
Net interest income	10,557	11,619	21,514	23,757
Provision for loan losses	(460)	283	(460)	709
Net interest income after provision for loan losses	11,017	11,336	21,974	23,048

Non-interest income:
Service fees	1,930	1,722	3,661	3,159
Trust and investment services	421	521	921	945
Income from bank-owned life insurance	289	322	576	637
Net gain (loss) on sale of securities available-for-sale	-	-	-	-
Net gain on sale of loans	76	122	179	246
Other income	21	61	35	173
Total non-interest income	2,737	2,748	5,372	5,160

Non-interest expense:
Salaries and employee benefits	4,910	4,561	9,821	9,084
Occupancy and equipment expense	975	895	1,965	1,917
Marketing expense	327	240	580	543
Professional services	344	334	743	664
Technology expense	981	969	1,682	1,936
Amortization of intangible assets	216	322	433	644
Merger and conversion expense	653	-	766	-
Other expense	1,168	1,273	2,362	2,491
Total non-interest expense	9,574	8,594	18,352	17,279
Income before income tax expense	4,180	5,490	8,994	10,929
Income tax expense	1,516	1,880	3,138	3,745
Net income	$ 2,664	$ 3,610	$ 5,856	$ 7,184

Basic earnings per share	$ 0.20	$ 0.27	$ 0.43	$ 0.53
Diluted earnings per share	$ 0.19	$ 0.26	$ 0.42	$ 0.53

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)

Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593	$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$ 165,437
Net income	-	-	7,184	-	-	-	-	7,184
Other comprehensive loss, net of tax	-	-	-	(935)	-	-	-	(935)
Cash dividends ($0.14 per minority share)	-	-	(856)	-	-	-	-	(856)
ESOP shares committed to be released for
allocation (25,590 shares)	-	201	-	-	-	256	-	457
Amortization of unearned restricted stock awards	-	-	-	-	-	-	322	322
Balance at June 30, 2003	$ 1,422	$ 62,884	$ 109,921	$ 4,640	$ (170)	$ (4,350)	$ (2,738)	$ 171,609

Balance at December 31, 2003	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	5,856	-	-	-	-	5,856
Other comprehensive loss, net of tax	-	-	-	(3,918)	-	-	-	(3,918)
Cash dividends ($0.24 per minority share)	-	-	(1,485)	-	-	-	-	(1,485)
ESOP shares committed to be released for
allocation (25,590 shares)	-	532	-	-	-	256	-	788
Stock awarded under the Management
Recognition Plan (12,000 shares)	-	259	-	-	224	-	(483)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	362	362
Stock options exercised (20,147 shares)	1	108	-	-	171	-	-	280
Tax benefit of stock options exercised	-	62	-	-	-	-	-	62
Balance at June 30, 2004	$ 1,423	$ 64,371	$ 119,932	$ (2,016)	$ (55)	$ (3,838)	$ (2,537)	$ 177,280

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated August 4, 2004

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated August 4, 2004

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