Form 10-Q
period 2004-09-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2004-11-05
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2004

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

YES X NO _____

As of October 22, 2004, there were issued and outstanding 49,175,555 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2004	2003
Assets	(In thousands, except share data)
Cash and due from banks	$ 69,844	$ 27,607
Federal funds sold	33,920	12,900
Cash and cash equivalents	103,764	40,507
Securities available-for-sale, at fair value	999,204	343,714
Securities held-to-maturity (fair value of $1,341 at September 30, 2004
and $1,241 at December 31, 2003)	1,341	1,240
Federal Home Loan Bank of New York ("FHLB") stock	36,764	13,225
Loans held for sale	1,436	1,390
Loans receivable	2,152,048	804,804
Less: Allowance for loan losses	(50,593)	(8,608)
Net loans receivable	2,101,455	796,196
Premises and equipment, net	29,424	13,623
Land and buildings held for sale	1,405	3,182
Accrued interest receivable	13,913	5,236
Bank-owned life insurance	67,378	24,099
Other real estate owned and repossessed assets	1,101	121
Goodwill	246,705	34,523
Other intangible assets, net	31,418	3,288
Other assets	25,873	4,771
Total Assets	$ 3,661,181	$ 1,285,115

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 241,719	$ 98,942
Interest bearing	2,040,592	697,136
Total deposits	2,282,311	796,078
Borrowings	758,623	290,569
Mortgagors' escrow funds	9,355	6,056
Other liabilities	31,098	17,077
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	-
Total liabilities	3,124,589	1,109,780

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and
49,035,943 shares issued at September 30, 2004; $0.10 par value, 35,000,000
shares authorized and 14,216,875 shares issued at December 31, 2003	5	1,422
Additional paid-in capital	430,640	63,410
Retained earnings	119,467	115,561
Accumulated other comprehensive income	3,903	1,902
Treasury stock (4,427 shares at September 30, 2004 and 23,069 shares
at December 31, 2003)	(55)	(450)
Unallocated ESOP shares (1,854,142 shares at September 30, 2004
and 409,446 shares at December 31, 2003)	(15,016)	(4,094)
Unearned restricted stock awards	(2,352)	(2,416)
Total shareholders' equity	536,592	175,335
Total Liabilities and Shareholders' Equity	$ 3,661,181	$ 1,285,115

See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 27,003	$ 13,438	$ 51,173	$ 41,200
Federal funds sold and interest bearing deposits	140	70	277	321
Securities	9,605	3,486	16,252	11,428
Total interest income	36,748	16,994	67,702	52,949

Interest expense:
Deposits:
Savings accounts	296	154	598	691
Money market accounts	1,140	272	1,633	1,064
Time accounts	6,343	2,298	10,031	7,463
NOW accounts	97	34	177	164
	7,876	2,758	12,439	9,382
Borrowings:
Repurchase agreements	74	78	162	394
FHLB advances	5,133	2,493	9,838	7,721
Mortgagors' escrow funds	89	38	133	68
	5,296	2,609	10,133	8,183
Junior subordinated obligations	554	-	554	-
Total interest expense	13,726	5,367	23,126	17,565
Net interest income	23,022	11,627	44,576	35,384
Provision for loan losses	1,620	391	1,160	1,100
Net interest income after provision for loan losses	21,402	11,236	43,416	34,284

Non-interest income:
Service fees	3,878	2,018	7,581	5,177
Trust and investment services	703	475	1,623	1,420
Income from bank-owned life insurance	650	330	1,226	967
Net loss on sale of securities available-for-sale	(68)	-	(68)	-
Net gain on sale of loans	78	338	193	584
Other income	139	80	168	253
Total non-interest income	5,380	3,241	10,723	8,401

Non-interest expense:
Salaries and employee benefits	10,030	4,855	19,812	13,939
Occupancy and equipment expense	1,889	857	3,870	2,774
Marketing expense	637	204	1,233	747
Professional services	724	640	1,452	1,735
Technology expense	1,640	669	3,338	2,174
Amortization of intangible assets	2,326	292	2,760	936
Merger and conversion expense	3,980	-	4,746	-
Other expense	2,418	1,483	4,797	4,158
Total non-interest expense	23,644	9,000	42,008	26,463
Income before income tax expense	3,138	5,477	12,131	16,222
Income tax expense	871	1,862	4,008	5,423
Net income	$ 2,267	$ 3,615	$ 8,123	$ 10,799

Basic earnings per share	$ 0.05	$ 0.14	$ 0.25	$ 0.41
Diluted earnings per share	$ 0.05	$ 0.13	$ 0.25	$ 0.40

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)

Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593	$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$ 165,437
Net income	-	-	10,799	-	-	-	-	10,799
Other comprehensive loss, net of tax	-	-	-	(2,835)	-	-	-	(2,835)
Cash dividends ($0.24 per minority share)	-	-	(1,468)	-	-	-	-	(1,468)
ESOP shares committed to be released for
allocation ( 38,385 shares)	-	357	-	-	-	384	-	741
Amortization of unearned restricted stock awards	-	-	-	-	-	-	483	483
Balance at September 30, 2003	$ 1,422	$ 63,040	$ 112,924	$ 2,740	$ (170)	$ (4,222)	$ (2,577)	$ 173,157

Balance at December 31, 2003	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	8,123	-	-	-	-	8,123
Other comprehensive income, net of tax	-	-	-	2,001	-	-	-	2,001
Cash dividends ($0.18 per share)	-	-	(4,217)	-	-	-	-	(4,217)
Conversion of minority shares (12,872,594 shares issued
and par value changed)	(1,421)	1,421	-	-	-	-	-	-
Net proceeds from sale of common stock in second step
conversion (14,875,000 shares), net of offering costs of $6,333	2	142,415	-	-	-	-	-	142,417
Common stock acquired by ESOP (1,190,000 shares)	-	-	-	-	-	(11,900)	-	(11,900)
Shares issued in purchase of BSB Bancorp, Inc. (20,270,464 shares)	2	202,703	-	-	-	-	-	202,705
Value of BSB Bancorp, Inc. stock options exchanged in merger	-	11,887	-	-	-	-	-	11,887
ESOP shares committed to be released for
allocation (134,360 shares)	-	655	-	-	-	978	-	1,633
Stock awarded under the Management
Recognition Plan (23,402 shares)	-	259	-	-	224	-	(483)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	547	547
Stock options exercised (1,057,176 shares)	-	6,692	-	-	171	-	-	6,863
Tax benefit of stock options exercised	-	1,198	-	-	-	-	-	1,198
Balance at September 30, 2004	$ 5	$ 430,640	$ 119,467	$ 3,903	$ (55)	$ (15,016)	$ (2,352)	$ 536,592

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$ 19,677	$ 25,341

Investing activities:
Net cash used in acquisition activities	(110,475)	-
Purchases of securities held-to-maturity	(468)	(559)
Proceeds from redemptions, maturities and principal collected on
securities held-to-maturity	367	784
Purchases of securities available-for-sale	(74,164)	(153,111)
Proceeds from redemptions, maturities and principal collected on
securities available-for-sale	101,248	144,693
Proceeds from sales of securities available-for-sale	11,417	-
Purchases of FHLB stock	(9,240)	(250)
Redemptions of FHLB stock	7,219	350
Net loans repaid by (made to) customers	33,935	(8,355)
Purchases of premises and equipment	(2,686)	(648)
Proceeds from sale of equipment	-	61
Proceeds from sales of other real estate owned and repossessed assets	859	467
Net cash used in investing activities	(41,988)	(16,568)

Financing activities:
Net decrease in deposits	(56,241)	(38,188)
Net decrease in mortgagors' escrow funds	(5,578)	(3,154)
Net increase (decrease) in borrowings	14,224	(18,480)
Cash dividends	(4,217)	(1,468)
Net proceeds from sale of common stock	142,417	-
Loan to ESOP for the purchase of common stock	(11,900)	-
Proceeds from exercise of stock options	6,863	-
Net cash provided by (used in) financing activities	85,568	(61,290)

Net increase (decrease) in cash and cash equivalents	63,257	(52,517)

Cash and cash equivalents at beginning of period	40,507	84,979

Cash and cash equivalents at end of period	$ 103,764	$ 32,462

Supplemental disclosures:
Cash paid during the period for:
Interest	$ 22,061	$ 17,934
Income taxes	3,621	3,782

Non-cash investing activity:
Transfer of loans to other real estate owned and repossessed assets	$ 707	$ 48
Transfer of building held for sale into premises and equipment	3,045	-
Transfer of premises to buildings held for sale	1,298	-

Acquisition activity:
Fair value of non-cash assets acquired	2,153,827	-
Fair value of liabilities assumed	2,070,770	-
Shares issued	202,705	-
Value of stock options exchanged in purchase	11,887	-

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$ 2,267	$ 3,615	$ 8,123	$ 10,799
Other comprehensive income (loss), net of tax:
Increase/(decrease) in unrealized holding gains (losses) on securities
available-for-sale (pre-tax, $9,798, $(3,167), $3,266 and $(4,724))	5,878	(1,900)	1,960	(2,835)
Reclassification adjustment for net loss on sales of
available-for-sale securities realized in net income (pre-tax amounts
of $(68), $-, $(68), $-)	41	-	41	-
Total other comprehensive income (loss)	5,919	(1,900)	2,001	(2,835)
Comprehensive income	$ 8,186	$ 1,715	$ 10,124	$ 7,964

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Partners Trust Financial Group, Inc. (the "Company" or "Partners Trust"), its wholly owned subsidiary Partners Trust Bank (the "Bank") (formerly SBU Bank) and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

2. Conversion and Business Combination

On July 14, 2004, Partners Trust completed its "second step" conversion from the mutual holding company form of organization to the stock holding company form of organization. Immediately upon completion of the second step conversion transaction, Partners Trust also completed its acquisition of BSB Bancorp, Inc. ("BSB").

In the conversion, the Company sold 14,875,000 shares of common stock at $10.00 per share and issued 12,872,594 shares to former minority shareholders of the Company at an exchange ratio of 1.9502 shares of Partners Trust stock for each minority share. The net proceeds received in the conversion, after direct offering expenses were $142.4 million. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs were deducted from the proceeds of the shares sold in the offering.

As a result of the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank. Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of Partners Trust common stock with a market value of $202.7 million to the former BSB shareholders as consideration for the merger. BSB Bancorp, Inc. stock options were exchanged for Partners Trust stock options at an estimated value of $11.9 million. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

2. Conversion and Business Combination (continued)

The acquisition of BSB was accounted for using the purchase method of accounting and, accordingly, operations acquired from BSB have been included in the Company's financial results since the acquisition date. The assets acquired and liabilities assumed from BSB were recorded at their estimated fair values. In connection with the acquisition, the Company recorded approximately $212.2 million of nondeductible goodwill, $23.7 million of core deposit intangible, $5.1 million of non-compete covenants, and $1.1 million of trust relationship intangible. The goodwill is not being amortized, but is evaluated at least annually for impairment. The core deposit intangible is being amortized over five years using an accelerated method. The non-complete covenants are being amortized over a period of five years based on the agreements. A portion of this intangible asset began amortizing in July 2004 while the remaining portion begins amortization in April 2006. The trust relationship intangible is being amortized over ten years using an accelerated method.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the BSB acquisition:

At July 14, 2004 (in thousands):

Cash and cash equivalents	$ 29,248
Securities available-for-sale	692,666
Loans receivable and loans held for sale, net of allowance for loan losses of $40,355	1,343,976
Premises and equipment	13,119
Bank owned life insurance	42,053
Goodwill	212,182
Core deposit intangible	23,671
Non-compete covenants	5,097
Trust relationship intangible	1,060
Other assets	62,013
Total assets acquired	2,425,085
Deposits	1,542,474
Mortgagors' escrow funds	8,877
Borrowings	453,830
Other liabilities	22,387
Junior subordinated obligations issued to unconsolidated subsidiary trusts	43,202
Total liabilities assumed	2,070,770
Net assets acquired	$ 354,315

In connection with the integration of BSB's operations, the Company incurred $3.9 million of merger expenses in the third quarter of 2004. These expenses primarily consisted of systems conversion costs and customer communication. At September 30, 2004 the liability for remaining merger expenses was not significant.

The following table summarizes the Company's intangible assets that are subject to amortization:

	September 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Core deposit intangible	$ 27,510	$ 3,549	$ 23,961
Mortgage servicing rights	2,702	1,387	1,315
Non-compete covenants	5,097	89	5,008
Trust intangible	1,267	133	1,134
Total	$ 36,576	$ 5,158	$ 31,418

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

2. Conversion and Business Combination (continued)

Amortization expense for intangible assets for the year ending December 31, 2004 and the next four years is estimated as follows (in thousands):

	Core Deposit	Mortgage	Non-Compete	Trust Relationship
	Intangible	Servicing Rights	Covenants	Intangible	Total
2004	$ 4,768	$ 149	$ 177	$ 141	$ 5,235
2005	7,787	243	355	220	8,605
2006	6,072	216	1,274	193	7,755
2007	4,356	191	1,462	167	6,176
2008	2,641	176	1,462	140	4,419

Presented below is certain unaudited pro forma information for the three and nine months ended September 30, 2004 and September 30, 2003, as if BSB had been acquired on January 1 of the respective years. These results combine the historical results of BSB into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the merger, which are not reflected in the pro forma amounts presented.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net interest income	$ 25,577	$ 28,508	$ 70,444	$ 87,174
Provision for loan losses	(1,620)	(3,271)	(4,340)	(10,928)
Non-interest income	5,900	6,851	15,087	18,768
Non-interest expense	(41,940)	(22,470)	(72,089)	(67,206)
Income tax benefit (expense)	2,738	(3,063)	(4,415)	(8,849)
Net (loss) income	$ (9,345)	$ 6,555	$ 4,687	$ 18,959
Basic (loss) earnings per share	$ (0.20)	$ 0.14	$ 0.10	$ 0.41
Diluted (loss) earnings per share	$ (0.20)	$ 0.14	$ 0.10	$ 0.40

The proforma consolidated results of income for the three and nine months ended September 30, 2004, include merger related costs recorded on the books of BSB that reduced net income by approximately $9.7 million and $10.2 million, respectively.

3. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unearned restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding for either the basic or diluted earnings per share calculations. All share and per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

3. Earnings Per Share (continued)

The following summarizes the computation of earnings per share for the three and nine months ended September 30, 2004 and 2003 (in thousands except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Income available to common shareholders	$ 2,267	$ 3,615	$ 8,123	$ 10,799
Weighted average basic shares outstanding	43,633	26,391	32,271	26,366
Basic earnings per share	$ 0.05	$ 0.14	$ 0.25	$ 0.41

Diluted earnings per share:
Income available to common shareholders	$ 2,267	$ 3,615	$ 8,123	$ 10,799
Weighted average basic shares outstanding	43,633	26,391	32,271	26,366
Effect of dilutive securities:
Stock options	948	335	591	254
Unearned restricted stock awards	139	166	156	128
Weighted average diluted shares outstanding	44,720	26,893	33,018	26,748
Diluted earnings per share	$ 0.05	$ 0.13	$ 0.25	$ 0.40

4. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Service cost	$ -	$ 6	$ -	$ 20
Interest cost	316	147	604	439
Expected return on plan assets	(436)	(220)	(840)	(659)
Curtailment credit	-	(21)	-	(65)
Net periodic benefit plan credit	$ (120)	$ (88)	$ (236)	$ (265)

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Service cost	$ 36	$ 15	$ 66	$ 43
Interest cost	79	51	161	153
Amortization of unrecognized
actuarial gain	(26)	(17)	(78)	(50)
Amortization of unrecognized
prior service cost	5	5	15	15
Net periodic benefit plan cost	$ 94	$ 54	$ 164	$ 161

The Company does not expect to make any contributions to its pension plan in 2004. The Company expects its contributions to the postretirement plan in 2004 to remain consistent with 2003 unless there is a significant change in healthcare costs or the health of participants in the plan.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

5. Stock-Based Compensation

The Company has granted options under the Long-Term Equity Compensation Plan (the "LTEC Plan") at various times since the LTEC Plan's implementation in October 2002. The options vest over a five year period. The Company accounts for stock options granted under its LTEC Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. All options granted under the LTEC Plan are at fair market value at the time of grant. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

The following table presents the weighted-average assumptions and estimated weighted-average fair value of options granted in 2004 and 2003.

	2004	2003
Dividend yield	1.67%	1.68%
Expected volatility	48.34%	24.71%
Risk-free interest rate	3.14%	2.97%
Expected life, in years	5	5
Estimated weighted-average fair value	$ 6.22	$ 2.07

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period of the awards.

Pro forma disclosures for the three and nine months ended September 30, 2004 and 2003, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$ 2,267	$ 3,615	$ 8,123	$ 10,799
Add: Stock-based compensation expense related
to restricted stock awards included in reported
net income, net of related tax effects	111	98	329	294
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(216)	(162)	(638)	(487)
Pro forma net income	$ 2,162	$ 3,551	$ 7,814	$ 10,606
Basic earnings per share:
As reported	$ 0.05	$ 0.14	$ 0.25	$ 0.41
Pro forma	$ 0.05	$ 0.13	$ 0.24	$ 0.40
Diluted earnings per share:
As reported	$ 0.05	$ 0.13	$ 0.25	$ 0.40
Pro forma	$ 0.05	$ 0.13	$ 0.24	$ 0.40

The Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

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

For letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate. The Company had approximately $8.1 million of standby letters of credit on September 30, 2004. The fair value of the Company's standby letters of credit at September 30, 2004 was insignificant.

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

General

The information presented in the accompanying unaudited consolidated financial statements reflects the financial statements of Partners Trust Financial Group, Inc. The Company's results for the third quarter were significantly impacted by its conversion from a mutual holding company, and its acquisition of BSB Bancorp ("BSB"), a $2.2 billion bank holding company, on July 14, 2004.

In the conversion, we sold 14,875,000 shares of common stock at $10.00 per share and issued 12,872,594 shares to former minority shareholders of the Company at an exchange ratio of 1.9502 shares of new Partners Trust stock for each minority share. The net proceeds received in the conversion, after direct offering expenses were $142.4 million. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs were deducted from the proceeds of the shares sold in the offering.

As a result of the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank. Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of new Partners Trust common stock with a market value of $20.3 million to the former BSB shareholders as consideration for the merger. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits and operated through 20 branches. The acquisition of BSB created $212.2 million of goodwill and other identifiable intangible assets (primarily core deposit intangible) of $29.8 million. There were no branch closures and the integration of all major systems was completed in July 2004.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense, other expense and income tax expense. In addition, we had significant expenses related to the conversion and BSB acquisition. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

General. Total assets were $3.7 billion at September 30, 2004, which is $2.5 billion higher than at December 31, 2003. Significant increases occurred in most asset categories as a result of the BSB merger. The following table summarizes these changes (in thousands):

	Change from	Amount recognized
	December 31, 2003	as result of
	to September 30, 2004	BSB merger

Cash and cash equivalents	$ 63,257	$ 29,248
Securities	655,591	692,666
Loans receivable	1,347,244	1,384,331
Allowance for loan losses	(41,985)	(40,355)
Net loans	1,305,259	1,343,976

Goodwill	212,182	212,182
Other intangible assets, net	28,130	29,828
Other assets	111,647	117,185
Total assets	$ 2,376,066	2,425,085

Deposits	1,486,233	1,542,474
Borrowings (1)	471,353	462,707
Other liabilities	14,021	22,387
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	43,202
Shareholders' equity	361,257
Total liabilities & equity	$ 2,376,066
Net assets acquired		$ 354,315

(1) Includes mortgagors' escrow funds.

Securities. BSB had a securities portfolio that was similar to that of Partners Trust on June 30, 2004, and as such, while the balance of securities increased significantly as a result of the merger, the composition of the portfolio did not change dramatically.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and Cost Method Investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment's cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF Issue 03-01-1, which delayed the effective date of the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

As of September 30, 2004 we owned $20 million of variable rate perpetual preferred stock issued in three series by Fannie Mae. Two of these issues, with an aggregate face value of $10 million, have a net unrealized loss of approximately $2.1 million. These securities have had a market value below their book value for longer than twelve months. The third issue was acquired in the BSB merger, and was marked to its estimated fair value on July 14, 2004.

The Fannie Mae preferred stock was not considered to be other than temporarily impaired. Fannie Mae is a government sponsored enterprise, and was rated Aaa by Moodys at September 30, 2004. We are not aware of any event that would lead us to believe that the market value of the security has been negatively impacted by a reduction in the credit quality of Fannie Mae. The stocks have adjustable rates, which declined along with market interest rates in recent years. The effect of this rate decline was a reduction in the tax benefit of owning the stocks (70% dividend received reduction), which reduced the market value of the securities. It is expected that, if and when market rates increase, the market value of this stock should increase. We intend to hold these securities for the foreseeable future. It is possible, that if the market value of these securities does not increase in the coming months, and the accounting guidance discussed above is finalized, that we may consider these securities as other-than-temporarily impaired, and would then reflect the reduction in value through a charge to earnings.

Loans. BSB's loan portfolio was less reliant on residential mortgages and more focused on commercial and consumer loans. As such, the BSB merger resulted in the Company having a more diversified portfolio as shown in the following table (dollars in thousands):

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,082,367	50.4%	$ 481,929	59.9%
Commercial real estate	306,891	14.3%	139,555	17.3%
Commercial business	271,957	12.7%	58,936	7.3%
Consumer, including home equity loans	486,693	22.6%	124,830	15.5%
Total loans receivable	2,147,908	100.0%	805,250	100.0%
Plus (less):
Net deferred loan (fees) and costs	4,140		(446)
Allowance for loan losses	(50,593)		(8,608)
Net loans receivable	$ 2,101,455		$ 796,196

Consumer loans experienced the most significant percentage increase as a result of the BSB acquisition. BSB had a successful indirect auto lending program that complemented that in place at Partners Trust. Indirect auto loans totaled $231.9 million at September 30, 2004, or 47.6% of the consumer loan portfolio. We manage the credit risk of indirect auto lending through a combination of automated credit scoring and directly underwriting the applications received from the dealers.

Commercial loans experienced the second largest percentage increase as a result of the BSB acquisition. The BSB loans acquired were predominately to small-to-medium-sized businesses located in our current market area. Commercial loans typically have a higher risk of loss than the other types of loans held by us, and the portfolio acquired from BSB had a high level of non-performing loans as more fully discussed in a later section.

Asset Quality. Non-performing loans totaled $16.0 million or 0.75% of loans at September 30, 2004, compared to $4.2 million or 0.53% of loans at December 31, 2003. The increase in non-performing loans occurred primarily as a result of non-performing loans acquired from BSB.

The following table sets forth information regarding non-performing loans and assets.

	At September 30,	At December 31,
	2004	2003
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,918	$ 1,007
Commercial real estate	1,632	1,279
Commercial	10,903	931
Consumer (1)	390	545
Total non-accruing loans	14,843	3,762
Accruing loans delinquent 90 days or more	1,206	480
Total non-performing loans	16,049	4,242
Other real estate owned and repossessed assets	1,101	121
Total non-performing assets	$ 17,150	$ 4,363
Non-performing loans to total loans	0.75%	0.53%
Non-performing assets to total assets	0.47%	0.34%
Allowance for loan losses to non-performing loans	315.24%	202.92%
Allowance for loan losses to total loans (2)	2.36%	1.07%
_________________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Non-accruing commercial loans is comprised of 33 loans, the largest of which is a $4.9 million term loan to an individual. The loan is secured by commercial real estate in our market area. The next largest non-accruing commercial loan is a $1.6 million loan secured by equipment. The next five largest non-accruing commercial loans total $2.3 million. The $1.6 million in non-accruing commercial real estate loans at September 30, 2004 consisted of fourteen loans, the largest of which was approximately $391,000.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, 137 loans totaling $34.1 million that warrant increased attention at September 30, 2004 compared with $4.6 million at December 31, 2003. These loans are classified as substandard or worse as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at September 30, 2004. None of these loans was considered impaired and as such, no specific impairment allowance was established for these loans. The increase in loans classified as substandard or worse is primarily a result of the BSB acquisition. BSB had $42.6 million of performing loans classified as substandard or worse at June 30, 2004.

The allowance coverage to total loans increased to 2.36% at September 30, 2004, from 1.07% at the end of 2003. The increase occurred primarily as a result of the $40.1 million allowance recorded in conjunction with the BSB merger, and was considered prudent based on the increase in non-performing loans, the increase in loans warranting increased attention, as well as the significant increase in commercial loans. Commercial loans typically have a higher risk of loss than other loans held by us. Furthermore, the loan losses experienced by BSB on their loan portfolio were at much higher levels then those experienced by us.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Allowance for loan losses at beginning of period	$ 7,436	$ 11,043	$ 8,608	$ 10,989
Charge-offs	(1,553)	(2,013)	(2,966)	(3,022)
Recoveries	2,735	115	3,436	469
Provision for loan losses	1,620	391	1,160	1,100
Allowance recorded in merger	40,355	-	40,355	-
Allowance for loan losses at end of period	$ 50,593	$ 9,536	$ 50,593	$ 9,536
Net recoveries (charge-offs) to average loans (annualized)	0.30%	-0.93%	0.09%	-0.42%

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$ 241,719	10.6%	$ 98,942	12.4%
Interest bearing-checking	224,749	9.8%	90,074	11.3%
Total checking	466,468	20.4%	189,016	23.7%
Savings	377,989	16.6%	156,469	19.7%
Money market	465,066	20.4%	153,320	19.3%
Time	972,788	42.6%	297,273	37.3%
Total deposits	$ 2,282,311	100.0%	$ 796,078	100.0%

Total deposits increased $1.5 billion, or 186.7% to $2.3 billion at September 30, 2004, compared to $796.1 million at December 31, 2003. The increase in deposits is primarily attributable to the BSB merger. Furthermore, as the table indicates, the merger did not have a significant impact on the composition of our deposits.

Junior Subordinated Obligations. We assumed $43.2 million of junior subordinated obligations issued to unconsolidated subsidiary trusts in the merger with BSB. The following table summarizes these issues (dollars in thousands):

Carrying		Maturity
Amount	Interest Rate	Date

$ 17,428	8.125%	2028
10,310	6 month LIBOR
	+ 370 basis points	2032
15,464	3 month LIBOR
	+ 335 basis points	2033
$ 43,202

Shareholders' Equity. Shareholders' equity increased from $175.3 million at December 31, 2003 to $536.6 million at September 30, 2004. We sold 14,875,000 shares of common stock in our second step conversion and received net proceeds of approximately $142.4 million which was reduced by an $11.9 million loan to the ESOP to fund its purchase of 1,190,000 shares in the offering. Additionally, we issued 20,270,464 shares at an effective price of $10 per share in conjunction with our acquisition of BSB and recorded $11.9 million in equity representing the estimated fair value of BSB stock options exchanged for Partners Trust stock options. The increase in shareholders' equity also reflects the $8.1 million in net income for the nine months ended September 30, 2004 and a $2.0 million increase in unrealized gains on securities, net of taxes. In addition, we paid $4.2 million in dividends, which reduced equity, and recorded $8.0 million of equity related to the exercise of stock options.

Average Balance Sheet

The following tables set forth certain information for the three and nine months ended September 30, 2004 and 2003. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages. The BSB merger was completed on July 14, 2004, and as such, the average balances of our assets and liabilities reflects the assets and liabilities acquired and assumed for a period of 78 days.
	For the Three Months Ended September 30,
	2004			2003
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 32,569	$ 140	1.71%	$ 28,474	$ 70	0.98%
Securities (1)	939,804	9,605	4.07%	342,752	3,486	4.04%
Loans (2)	1,980,101	27,003	5.43%	808,222	13,438	6.60%
Total earning assets	2,952,474	36,748	4.95%	1,179,448	16,994	5.72%
Non-earning assets	385,641			113,569
Total assets	$ 3,338,115			$ 1,293,017

Interest bearing liabilities:
Savings deposits	$ 371,025	$ 296	0.32%	$ 167,486	$ 154	0.36%
Money market accounts	422,480	1,140	1.07%	157,972	272	0.68%
NOW accounts	200,608	97	0.19%	93,325	34	0.14%
Time accounts	846,081	6,343	2.98%	309,681	2,298	2.94%
Borrowings (3)	723,884	5,296	2.91%	273,222	2,609	3.79%
Junior subordinated obligations	36,628	554	6.02%	-	-	-
Total interest bearing liabilities	2,600,706	13,726	2.10%	1,001,686	5,367	2.13%

Non-interest bearing deposits	227,705			101,783
Non-interest bearing liabilities	33,344			14,997
Total liabilities	2,861,755			1,118,466
Shareholders' equity	476,360			174,551
Total liabilities and shareholders'
equity	$ 3,338,115			$ 1,293,017

Net interest income		$ 23,022			$ 11,627

Net interest rate spread			2.85%			3.59%

Net earning assets	$ 351,768			$ 177,762

Net interest margin			3.10%			3.91%

Ratio of earning assets to total
interest bearing liabilities	113.53%			117.75%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of net deferred loan fees and costs.
(3) Borrowings include mortgagors' escrow funds.

	For the Nine Months Ended September 30,
	2004			2003
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 30,800	$ 277	1.20%	$ 37,526	$ 321	1.14%
Securities (1)	551,282	16,252	3.94%	346,209	11,428	4.41%
Loans (2)	1,198,019	51,173	5.71%	803,669	41,200	6.85%
Total earning assets	1,780,101	67,702	5.08%	1,187,404	52,949	5.96%
Non-earning assets	203,510			113,496
Total assets	$ 1,983,611			$ 1,300,900

Interest bearing liabilities:
Savings deposits	$ 274,427	$ 598	0.29%	$ 168,405	$ 691	0.55%
Money market accounts	210,932	1,633	1.03%	161,910	1,064	0.88%
NOW accounts	130,129	177	0.18%	90,730	164	0.24%
Time accounts	474,315	10,031	2.82%	318,967	7,463	3.13%
Borrowings (3)	439,629	10,133	3.08%	277,026	8,183	3.95%
Junior subordinated obligations	12,298	554	6.02%	-	-	-
Total interest bearing liabilities	1,541,730	23,126	2.00%	1,017,038	17,565	2.31%

Non-interest bearing deposits	141,997			99,152
Non-interest bearing liabilities	19,628			14,081
Total liabilities	1,703,355			1,130,271
Shareholders' equity	280,256			170,629
Total liabilities and shareholders'
equity	$ 1,983,611			$ 1,300,900

Net interest income		$ 44,576			$ 35,384

Net interest rate spread			3.08%			3.65%

Net earning assets	$ 238,371			$ 170,366

Net interest margin			3.34%			3.98%

Ratio of earning assets to total
interest bearing liabilities	115.46%			116.75%

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
	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2004 vs. 2003			2004 vs. 2003
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ 59	$ 11	$ 70	$ 16	$ (60)	$ (44)
Securities	26	6,093	6,119	(1,329)	6,153	4,824
Loans, net	(2,758)	16,323	13,565	(7,718)	17,691	9,973
Total earning assets	(2,673)	22,427	19,754	(9,031)	23,784	14,753

Interest bearing liabilities:
Savings accounts	(19)	161	142	(415)	322	(93)
Money market accounts	222	646	868	205	364	569
NOW accounts	15	48	63	(47)	60	13
Time accounts	31	4,014	4,045	(796)	3,364	2,568
Borrowings	(728)	3,415	2,687	(2,092)	4,042	1,950
Junior subordinated obligations	-	554	554	-	554	554
Total interest bearing liabilities	(479)	8,838	8,359	(3,145)	8,706	5,561

Net interest income	$ (2,194)	$ 13,589	$ 11,395	$ (5,886)	$ 15,078	$ 9,192

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General. Net income for the three months ended September 30, 2004 was $2.3 million, or $0.05 per diluted share, compared with $3.6 million, or $0.13 per diluted share for the same period in 2003. Our results for the three and nine months ended September 30, 2004 include the acquisition of BSB for 78 days, as the transaction closed on July 14, 2004, and were significantly impacted by the merger. Merger expenses of $4.0 million or $2.4 million after income taxes, were recorded for the third quarter of 2004, versus none in the prior year period. This expense, net of taxes, equates to $0.05 per diluted share. Return on assets was 0.27% and 1.11% for the three months ended September 30, 2004 and 2003, respectively. Return on equity and return on tangible equity were 1.89% and 3.84%, respectively, for the three months ended September 30, 2004, respectively, compared to 8.22% and 10.52%, respectively, for the same period in 2003.

Net Interest Income. Net interest income for the three months ended September 30, 2004 totaled $23.0 million, an increase of $11.4 million, or 98.0% from the $11.6 million for the same period in 2003. The increase in income reflects the substantial increase in net earning assets acquired from BSB. The net interest spread for the three months ended September 30, 2004 was 2.85% compared to 3.59% for the same period in 2003. The net interest margin for the three months ended September 30, 2004 and 2003 was 3.10% and 3.91%, respectively. The decrease in spread and margin occurred primarily as a result of the BSB merger, and was further negatively impacted by the continued low interest rate environment.

The average yield on total loans acquired from BSB was below that of Partners Trust before the merger and BSB's cost of funds was also higher. This, in conjunction with the net earning assets of BSB being approximately twice as large as that of Partners Trust at the time of the merger, resulted in a significant reduction of our margin. By way of comparison, our net interest margin for the last full quarter prior to the merger was 3.55%, versus 3.13% for BSB. Furthermore, our net interest margin was negatively impacted by amortization of the market value adjustments recorded in the merger (premiums and discounts on loans, securities, deposits, and borrowings). A reduction of $923,000 in net interest income was recorded in the third quarter of 2004 representing the net amortization of the purchase accounting adjustments. This equated to a 12 basis point reduction in net interest margin from the end of the second quarter 2004. The following table summarizes the expected impact on net interest income related to these items over their remaining life (in thousands):
Increase (Decrease)
in Net Interest
Income
4th Quarter 2004	$ (923)
2005	(2,090)
2006	(333)
2007	(371)
2008	625
2009	215
$ (2,877)

In addition, market interest rates remained low during the last year, and as such, the Company's earning assets continued to reprice downward. The Company was not able to decrease rates on deposits at the same pace however, due to competitive pressures and the already low level of rates paid on our deposit accounts, which resulted in additional margin compression in 2004. If the same interest rate environment continues, additional margin compression could occur in the future.

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

We recorded a $1.6 million provision for loan losses for the three months ended September 30, 2004 compared to $391,000 for the same period in 2003. We used the same general methodology in assessing the adequacy of the allowance for both periods.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended September 30,
	2004	2003	$ Change	% Change
Service fees	$ 3,878	$ 2,018	$ 1,860	92.2%
Trust and investment services	703	475	228	48.0%
Income from bank-owned life insurance	650	330	320	97.0%
Net loss on sale of securities available-for-sale	(68)	-	(68)	N/A
Net gain on sale of loans	78	338	(260)	-76.9%
Other income	139	80	59	73.8%
Total non-interest income	$ 5,380	$ 3,241	$ 2,139	66.0%

Non-interest income increased $2.1 million or 66.0% for the three months ended September 30, 2004 compared with the same period in 2003, which primarily reflects the increased revenues derived from the BSB merger. The $260,000 decline in net gain on loan sales primarily reflects a reduction in refinancing activity and more loans being held for portfolio. Our non-interest income amounted to 18.9% and 21.8% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended September 30, 2004 and 2003, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended September 30,
	2004	2003	$ Change	% Change
Salaries and employee benefits	$10,030	$4,855	$ 5,175	106.6%
Occupancy and equipment expense	1,889	857	1,032	120.4%
Marketing expense	637	204	433	212.3%
Professional services	724	640	84	13.1%
Technology expense	1,640	669	971	145.1%
Amortization of intangible assets	2,326	292	2,034	696.6%
Merger and conversion expense	3,980	-	3,980	N/A
Other expense	2,418	1,483	935	63.0%
Total non-interest expense	$23,644	$9,000	$14,644	162.7%

Non-interest expense increased $14.6 million, or 162.7% to $23.6 million for the three months ended September 30, 2004, compared to $9.0 million for the same period in 2003. The increases during 2004 are primarily due to higher personnel and operational costs, including occupancy, marketing and technology costs, largely related to the additional operations from the acquisition of BSB.

Salaries and employee benefits expense increased primarily because of the increased staffing from the merger. The number of full-time-equivalent (FTE) employees increased 456, or 140.7% to 780 FTEs at September 2004, versus 324 at December 31, 2003.

The total number of branches increased by 20 (125%) as a result of the merger, and totaled 36 locations at September 30, 2004, which was the primary factor causing the 120.4% increase in occupancy and equipment expense.

We recorded $2.3 million of amortization on merger-related intangibles for the quarter ended September 30, 2004, primarily for the $23.7 million core deposit intangible recorded in the BSB merger. These expenses will affect our earnings on a declining basis primarily over the next five years as summarized in the following table (in thousands):
Merger
Intangible
Amortization
4th Quarter 2004	$ 2,327
2005	8,362
2006	7,540
2007	5,985
2008	4,244
2009	1,403
Thereafter	243
Total	$ 30,104

Merger and conversion expense was $4.0 million in the third quarter of 2004 related primarily to cancellation of data processing contracts, systems integration costs and marketing related to the BSB merger. The Company had no such expenses in 2003.

Income Tax Expense. Income tax expense was $871,000 on income before taxes of $3.1 million for the three months ended September 30, 2004, resulting in an effective tax rate of 27.8% compared to income tax expense of $1.9 million on income before taxes of $5.5 million for the same period in 2003, resulting in an effective tax rate of 34.0%. The decrease in the effective tax rate is primarily due to a lower marginal tax rate based on the lower earnings before taxes.

As a thrift institution, we are subject to special provisions in the Federal and New York State tax laws regarding our allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. Deferred tax liabilities are recognized with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $5.1 million at September 30, 2004, and the New York State base-year reserve of $20.8 million at September 30, 2004. The acquisition of BSB significantly changed our asset mix and impacted the test that determines whether we qualify as a thrift for tax purposes. If we take no action, it is possible that we could fail to qualify as a thrift for tax purposes causing recapture of the New York State base-year tax bad debt reserves. The unrecognized deferred tax liability with respect to the New York State base-year reserve was $1.0 million (net of Federal benefit) at September 30, 2004.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

General. Net income for the nine months ended September 30, 2004 was $8.1 million, or $0.25 per diluted share, compared with $10.8 million, or $0.40 per diluted share for the same period in 2003. The decrease is primarily due to $4.7 million of merger and conversion expenses in 2004, which equates to $0.09 per share, after taxes. Return on assets was 0.55% and 1.11% for the nine months ended September 30, 2004 and 2003, respectively. Return on equity and return on tangible equity were 3.87% and 6.23%, respectively, for the nine months ended September 30, 2004, compared to 8.46% and 10.92%, respectively, for the same period in 2003.

Net Interest Income. Net interest income for the nine months ended September 30, 2004 totaled $44.6 million, an increase of 26.0% from the $35.4 million for the same period in 2003. The net interest spread for the nine months ended September 30, 2004 was 3.08% compared to 3.65% for the same period in 2003. The net interest margin for the nine months ended September 30, 2004 and 2003 was 3.34% and 3.98%, respectively. The decrease in spread and margin primarily reflects the same factors discussed in the quarterly analysis.

Provision for Loan Losses. We recorded a $1.2 million provision for loan losses for the nine months ended September 30, 2004 compared to $1.1 million for the same period in 2003.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Nine months ended September 30,
	2004	2003	$ Change	% Change
Service fees	$ 7,581	$ 5,177	$ 2,404	46.4%
Trust and investment services	1,623	1,420	203	14.3%
Income from bank-owned life insurance	1,226	967	259	26.8%
Net loss on sale of securities available-for-sale	(68)	-	(68)	N/A
Net gain on sale of loans	193	584	(391)	-67.0%
Other income	168	253	(85)	-33.6%
Total non-interest income	$ 10,723	$ 8,401	$ 2,322	27.6%

Non-interest income increased $2.3 million, or 27.6% to $10.7 million for the nine months ended September 30, 2004, compared to $8.4 million for the same period in 2003. The increase is primarily due to the factors discussed in the quarterly analysis.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Nine months ended September 30,
	2004	2003	$ Change	% Change
Salaries and employee benefits	$ 19,812	$ 13,939	$ 5,873	42.1%
Occupancy and equipment expense	3,870	2,774	1,096	39.5%
Marketing expense	1,233	747	486	65.1%
Professional services	1,452	1,735	(283)	-16.3%
Technology expense	3,338	2,174	1,164	53.5%
Amortization of intangible assets	2,760	936	1,824	194.9%
Merger and conversion expense	4,746	-	4,746	N/A
Other expense	4,797	4,158	639	15.4%
Total non-interest expense	$ 42,008	$ 26,463	$ 15,545	58.7%

Non-interest expense increased $15.5 million, or 58.7% to $42.0 million for the nine months ended September 30, 2004, compared to $26.5 million for the same period in 2003 and primarily reflects the impact of the BSB merger as discussed in the quarterly analysis.

Salaries and employee benefits expense increased primarily due to the increase in staff through the BSB merger, but was also impacted by an $891,000 increase in ESOP expense resulting from an increase in our stock price, and the expense of the new ESOP shares issued in conjunction with the second step conversion.

Income Tax Expense. Income tax expense was $4.0 million on income before taxes of $12.1 million for the nine months ended September 30, 2004, resulting in an effective tax rate of 33.0% compared to income tax expense of $5.4 million on income before taxes of $16.2 million for the same period in 2003, resulting in an effective tax rate of 33.4%.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the continuing ability to maintain cash flows that are adequate to fund our operations and meet our debt obligations and other commitments on a timely and cost-effective basis. Our liquidity management is both a daily and long-term function of funds management. If we require funds beyond our ability to generate them internally, various forms of both short-and long-term borrowing provide an additional source of funds.

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At September 30, 2004, the Bank had $323.9 million in available FHLB borrowing capacity. At September 30, 2004, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $213.0 million. Certificates of deposit which are scheduled to mature within one year totaled $501.0 million, excluding purchase accounting adjustments, at September 30, 2004, and borrowings that are scheduled to mature within the same period amounted to $188.5 million, excluding purchase accounting adjustments, at such date.

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders and to make interest payments on the junior subordinated obligations. At September 30, 2004, the total interest payments due in 2004 on the junior subordinated obligations amounts to approximately $2.9 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At September 30, 2004, the Company had $46.8 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

At September 30, 2004, the Bank had the ability to pay dividends of $13.0 million to the Company without the prior approval of the OTS.

At September 30, 2004, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at September 30, 2004 were $298.5 million and $255.8 million, respectively, or 8.81% and 7.56% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $169.1 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At September 30, 2004, the Bank's total risk-based capital ratio was 13.28%.

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

Impact of New Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan that may be impacted by the Act. In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides authoritative guidance on the accounting for the effects of the Act and supersedes FSP FAS 106-1. FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004 which, for the Company, is July 1, 2004. However, if the effects of the Act are not a significant event as defined in FSP No. 106-2, or if benefits under the Company's plan are not actuarially equivalent to the Medicare benefit, then effects of the Act will be measured at the next measurement date for the plan. The next measurement date for the Company's postretirement benefit plan is October 1, 2004. Net periodic benefit costs for postretirement benefits in footnote four do not reflect any amount associated with the subsidy provided by the Act because the Company was unable to conclude whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act.

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

The following sets forth the result of our net interest income simulation model as of September 30, 2004.
Change in Interest Rates in	Annual Net Interest Income
Basis Points (Rate Shock)	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	104,204	(909)	-0.86%
Flat	105,113	-	-
+200	104,949	(164)	-0.16%

The above table indicates that as of September 30, 2004, the Company had a relatively well-matched interest rate risk profile. BSB was slightly asset sensitive, and as such, the merger resulted in a reduction of the Company's overall liability sensitivity. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 0.16%, or $164,000, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 0.86%, or $909,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges our responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting. In this regard, we have dedicated internal resources and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Although as stated above we have not made any significant changes in our internal controls over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design or effectiveness of internal controls over financial reporting. However, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor's conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated November 5, 2004

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated November 5, 2004

Steven A. Covert
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.