Form 10-K
period 2004-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2005-03-11
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004

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

YES X NO ____

The aggregate market value of Registrant's Common Stock held by non-affiliates as of June 30, 2004 was $265.4 million. As of February 3, 2005, there were 49,662,013 shares of the Registrant's Common Stock issued and outstanding. The Registrant's common stock is traded on the Nasdaq National Market under the symbol "PRTR".

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 27, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

    charge-offs of loans acquired from BSB Bancorp ("BSB") may be higher than anticipated;

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

    changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

    changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Partners Trust Financial Group, Inc.

Partners Trust Financial Group, Inc. ("Partners Trust" or the "Company") is a Delaware corporation whose federally-chartered predecessor began operations on April 3, 2002 in connection with the conversion of Partners Trust Bank (formerly known as SBU Bank) (the "Bank") from a mutual savings bank to a stock savings bank and the completion of the Company's initial public offering. The Bank is a wholly-owned subsidiary of the Company.

The Company, headquartered in Utica, New York, is the holding company for the Bank, which was founded in 1839. The business of the Company is primarily conducted through the Bank. The Bank offers a wide variety of business and retail banking products as well as a full range of trust, investment, and municipal banking services through its 36 Central and Southern New York locations in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties. Customers' banking needs are serviced 24 hours a day through a network of ATMs, automated telephone banking, and internet banking at www.partnerstrust.com.

On July 14, 2004 the Company completed a "second step" conversion from a mutual holding company to a stock holding company. Immediately upon completion of the second step conversion, Partners Trust also completed its acquisition of BSB.

In the second step conversion, the Company sold 14,875,000 shares of common stock at $10.00 per share and issued 12,872,594 shares to former minority shareholders of the Company at an exchange ratio of 1.9502 shares of new Partners Trust stock for each minority share. The net proceeds received in the conversion, after direct offering expenses were $142.4 million. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs were deducted from the proceeds of the shares sold in the offering.

As a result of the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank. Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of new Partners Trust common stock with a market value of $202.7 million to the former BSB shareholders as consideration for the acquisition. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits and operated through 20 branches. The acquisition of BSB created $211.5 million of goodwill and other identifiable intangible assets (primarily core deposit intangible) of $29.8 million. There were no branch closures and the integration of all major systems was performed in July 2004.

The Company does not separately employ any persons other than certain officers who are currently officers of the Bank, but utilizes the support staff of the Bank from time to time.

The Company's offices are located at the executive offices of the Bank at 233 Genesee Street, Utica, New York, 13501. Its telephone number is (315) 768-3000.

Lending Activities

The Company offers commercial and residential permanent and construction mortgage loans, commercial business loans, and various direct and indirect consumer loans including home equity loans. All loans are approved either by individuals with lending authority or the board of directors, depending on the size and type of loan. Interest rates charged by the Company are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, including local competition, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages as of the dates indicated.
	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$1,081,256	51.81%	$481,929	59.85%	$434,312	53.95%	$383,014	63.51%	$358,026	58.48%
Commercial real estate	339,587	16.27%	139,555	17.33%	170,430	21.17%	127,750	21.18%	143,297	23.40%
Commercial	180,897	8.67%	58,936	7.32%	56,785	7.05%	32,477	5.39%	46,673	7.62%
Consumer (1)	485,057	23.25%	124,830	15.50%	143,471	17.83%	59,821	9.92%	64,286	10.50%

Total loans receivable	2,086,797	100.00%	805,250	100.00%	804,998	100.00%	603,062	100.00%	612,282	100.00%

Plus (less):
Net deferred costs and (fees)	5,554		(446)		(442)		(437)		(508)
Allowance for loan losses	(42,716)		(8,608)		(10,989)		(7,934)		(7,564)
Net loans receivable	$2,049,635		$796,196		$793,567		$594,691		$604,210

(1)	Includes home equity loans.

The Company's loan portfolio totaled $2.1 billion at December 31, 2004, compared to $805.3 million at December 31, 2003. This increase is primarily attributable to the $1.4 billion of loans acquired in the BSB acquisition. BSB's loan portfolio was less reliant on residential mortgages and more focused on commercial and consumer loans. As such, the BSB acquisition resulted in the Company having a more diversified portfolio.

Consumer loans experienced the most significant increase in percentage of portfolio as a result of the BSB acquisition. BSB had an existing indirect auto lending program which complemented that already in place at Partners Trust. Indirect auto loans totaled $238.3 million at December 31, 2004, or 49.1% of the consumer loan portfolio. We manage the credit risk of indirect auto lending by directly underwriting the applications received from auto dealers.

Commercial loans experienced the second largest increase in percentage of portfolio as a result of the BSB acquisition. The BSB loans acquired were predominately to small-to-medium-sized businesses located in our current market area. Commercial loans typically have a higher risk of loss than the other types of loans held by us, and the portfolio acquired from BSB had a high level of both non-performing and performing substandard loans as more fully discussed in "Asset Quality - Delinquent Loans and Non-performing Loans and Assets."

Commercial lending is an important part of our business plan and we expect to emphasize continued growth in commercial loans.

Residential Mortgage Lending. We originate mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2004, residential mortgage loans totaled $1.1 billion, or 51.8% of our total loan portfolio. The primary focus of our originators is to maintain and expand relationships with realtors and other key contacts in order to bring new mortgages to the Bank. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders. To supplement our retail originations based on our portfolio needs, we also purchase loans from local and regional mortgage bankers and brokers. These purchased loans are originated primarily in our retail market areas and in the nearby Rochester and Albany markets, and are underwritten to the same standards as our own originations.

Our mortgage loans generally have terms from 15 to 30 years, with principal and interest due each month. We offer a variety of terms and conditions to our mortgage customers which meet virtually any financing need. As of December 31, 2004, we offered the following residential mortgage loan products:

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

The decision to originate loans for portfolio or for sale in the secondary market is made by our Asset/Liability Management Committee, and is based on our interest rate risk profile. Our current practice is to sell all newly originated conforming fixed-rate 30 year monthly payment loans in the secondary market and to hold biweekly fixed-rate loans, loans with terms of 15 years or less and adjustable-rate loans in our portfolio. FHA and VA loans are sold servicing-released while we retain servicing on all other loans sold. We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Certain loans with a loan-to-value ratio between 80% and 85% do not require private mortgage insurance but carry a higher interest rate and are underwritten to stricter standards. To a lesser extent, we originate non-conforming loans that may not satisfy the various requirements of the secondary market.

Currently, our adjustable-rate mortgage loans are made with a maximum term of 30 years. Adjustable-rate loans include loans that provide for an interest rate that is based on the interest paid on U.S. Treasury securities of corresponding terms, plus a margin. Our adjustable-rate conventional mortgages include limits on the increase or decrease in the interest rate. The interest rate may increase or decrease by a maximum of 2.0% per adjustment with a maximum adjustment over the life of the loan, which generally is 5.0%. For one year adjustable-rate loans, borrowers are qualified at the initial rate and at 2.0% over the initial rate. For all other adjustable-rate loans, borrowers are qualified at the initial rate.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance real property, which generally consists of developed real estate. We have a diversified portfolio comprised of loans secured by apartment buildings, professional offices, retail establishments, and other properties. No group of loans secured by any one property type constitutes greater than 25% of the commercial real estate portfolio. At December 31, 2004, our commercial real estate loan portfolio totaled $339.6 million, or 16.3% of total loans. Most of the commercial real estate portfolio consists of loans secured by properties in an area of New York State bounded by Syracuse in the west, Albany in the east and Binghamton in the south. To a lesser extent, commercial real estate loans are secured by properties located outside of that area but primarily in New York State. In underwriting commercial real estate loans, consideration is given to the property's historic and projected cash flow, current and projected occupancy, location and physical condition. Presently, we lend up to a maximum loan to value ratio of 75% (with certain exceptions made on a loan-by-loan basis) and require minimum debt coverage ratios depending on the property type involved.

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

Because of increased risks associated with commercial real estate loans, they generally have a higher interest rate and shorter term than residential mortgage loans. Commercial real estate loans are generally offered at one to five year adjustable-rates tied to the Federal Home Loan Bank of New York ("FHLB") advance rates, US Treasury rates, or the London Inter-Bank Offering Rate ("LIBOR"). The term of such loans generally does not exceed 25 years with amortization schedules of fifteen to 25 years.

Commercial Loans. In addition to commercial real estate loans, we also engage in commercial lending, including business installment loans, lines of credit and other commercial loans. We focus on making commercial loans to small and medium sized businesses in a wide variety of industries located primarily in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties. At December 31, 2004, our commercial loan portfolio totaled $180.9 million, or 8.7% of total loans.

The following information as of December 31, 2004 sets forth commercial loan concentrations by industry that are 10% or more of total commercial loans (in thousands):
Wholesale trade	$ 36,875
Manufacturing	33,992

Unless secured by a mortgage on commercial real estate, our commercial loans generally are limited to terms of seven years or less and have fixed interest rates or variable interest rates tied to the FHLB advance rates, LIBOR, and prime rate, respectively. Whenever possible, we collateralize these loans with a lien on business assets and equipment and obtain the personal guarantees from principals of the borrower.

Commercial loans generally are considered to involve a higher degree of risk than commercial and residential mortgage loans. Such loans typically involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. In addition, commercial loans are in some cases unsecured, and if secured, the collateral may be subject to market obsolescence. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to commercial and residential real estate lending.

Consumer Loans. We offer a variety of consumer loans to meet customer demand and to increase the yield on our loan portfolio. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include:

    Fixed-rate home equity loans

    Variable rate home equity lines of credit

    Property improvement loans

    New and used automobile loans

    Secured and unsecured personal loans

    Personal lines of credit

At December 31, 2004, the consumer loan portfolio totaled $485.1 million, or 23.3% of total loans. Consumer loans generally are offered for terms of one to fifteen years depending on the collateral, and at fixed or variable rates of interest depending on the product.

Auto loans currently comprise the largest portion of the consumer loan portfolio at 52.8%. For loans secured by new and used automobiles, the financial terms are determined by the age and condition of the vehicle, and the financial ability of the borrower to repay. We obtain a title lien on the vehicle and collision insurance policies are required on these loans. While we lend directly to borrowers, the majority of our automobile loans are originated through local auto dealerships in our market area. We independently underwrite loans received from the dealerships. Approximately 93% of the auto loan portfolio consists of indirect loans.

Home equity loans totaled $96.1 million at December 31, 2004, and comprised 19.8% of consumer loans. These loans are typically secured by a second lien on the mortgaged property. We generally make home equity loans up to 90% loan to value (inclusive of the first lien loan). We offer both fixed and adjustable rates, as well as a variety of repayment terms.

Consumer loans tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

The following table sets forth scheduled contractual maturities of loans in the Company's portfolio at December 31, 2004. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed- and adjustable-interest rates.
	Residential	Commercial	Commercial
	Real Estate	Real Estate	Business	Consumer
	Loans	Loans	Loans	Loans	Total
Amounts due:	(in thousands)
Within one year	$ 65,405	$ 23,847	$ 90,780	$ 100,288	$ 280,320
After one year through five years	271,817	98,703	57,852	237,628	666,000
Beyond five years	744,034	217,037	32,265	147,141	1,140,477
Total	$ 1,081,256	$ 339,587	$ 180,897	$ 485,057	$ 2,086,797

Amounts due after one year:
Fixed	$ 855,974	$ 86,359	$ 52,878	$ 302,358	$ 1,297,569
Adjustable	$ 159,877	$ 229,381	$ 37,239	$ 82,411	$ 508,908

Loan Approval Procedures and Authority. Our lending policy generally provides for a maximum residential mortgage amount of $500,000. Loans in excess of this amount require the approval of our chief credit officer, or in his absence, the chief executive officer. Conforming loans with no policy exceptions are processed by an automated system sponsored by Freddie Mac known as Loan Prospector and approved after validation by an authorized underwriter. All loans rated "caution" or rejected by Loan Prospector are reviewed by a residential mortgage underwriter for further action.

Consumer loans are underwritten by our consumer underwriting group. For unsecured loans in excess of $35,000, non-real estate secured loans in excess of $75,000, and loans secured by real estate in excess of $150,000, the approval of our chief credit officer is needed, or in his absence, the chief executive officer.

Commercial real estate and commercial loans are underwritten by relationship managers and commercial credit administrators. The credit administrator and business services manager may approve loans up to $1 million. Commercial banking regional managers may approve loans up to $1.5 million. Our chief credit officer and chief executive officer may each approve loans up to $5 million. The chief credit officer in conjunction with the chief executive officer may approve loans up to $8 million. Loans above $8 million require the approval of our Executive Committee or the full Board.

Loans to One Borrower. Federal savings bank regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our policy provides that loans to one borrower (or related borrowers) should generally not exceed the lesser of 1% of total assets, 15% of equity, or $12.5 million. Exceptions to our policy are approved on a case-by-case basis.

The following table sets forth information regarding the Company's largest loan relationships at December 31, 2004 (in thousands):
Amount	Amount
Outstanding	Committed	Description of Relationship (1)

$ 15,957	$ 17,315	Seven commercial loans and two lines of credit

16,510	16,683	Five commercial real estate loans and two lines of credit

7,983	12,400	Three commercial loans, two lines of credit and a
		commercial real estate loan

11,801	11,801	One commercial loan

7,059	11,604	One commercial loan, four lines of credit and two
		commercial real estate loans

25,513	49,900	Aggregation of next five largest relationships, consisting of commercial
		real estate and commercial loans, and lines of credit

(1)

All commercial real estate loans reflected in this table are secured by first lien positions. The $11.8 million commercial loan is secured by first mortgages on real estate. All other loans to these borrowers (primarily commercial loans and lines of credit) are secured by accounts receivable, inventory and other assets of the borrower, except for a $150,000 line of credit, which is unsecured.

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

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Such steps include contacting the borrower at various stages of delinquency by using system generated late notices, telephone calls and letters. Unsuccessful collection efforts result in foreclosure or repossession actions commencing at 95 days past due for residential mortgages and 120 days for consumer loans.

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

Loans deemed uncollectible are reviewed for possible charge-off on a monthly basis at the credit quality committee meeting. The chief credit officer can approve charge-offs up to $500,000. Amounts in excess of this require the approval of the chief executive officer or, in his absence, the chief operating officer.

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

	At December 31, 2004				At December 31, 2003
	Past Due		Past Due		Past Due		Past Due
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal
	Number	Balance of	Number	Balance of	Number	Balance of	Number	Balance of
	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans
	(Dollars in thousands)

Residential real estate	8	$ 307	30	$ 1,755	6	$ 314	15	$ 893
Commercial real estate	2	431	7	1,263	3	128	10	1,177
Commercial	8	1,224	19	1,168	5	711	12	417
Consumer (1)	199	933	134	790	52	356	53	561
Total	217	$ 2,895	190	$ 4,976	66	$ 1,509	90	$ 3,048

Delinquent loans to total loans		0.14%		0.24%		0.19%		0.38%

	At December 31, 2002
	Past Due		Past Due
	60-89 Days		90 Days or More
		Principal		Principal
	Number	Balance of	Number	Balance of
	of Loans	Loans	of Loans	Loans
	(Dollars in thousands)

Residential real estate	11	$ 492	19	$ 881
Commercial real estate	2	429	8	2,967
Commercial	5	316	13	653
Consumer (1)	30	227	25	246
Total	48	$ 1,464	65	$ 4,747

Delinquent loans to total loans		0.18%		0.59%

(1) Includes home equity loans.

The increase in the dollar amount of delinquent loans is due primarily to the growth in our loan portfolio resulting from the BSB acquisition. Measured in percentage terms, however, loans past due 60 days or more improved to 0.38% of total loans at December 31, 2004, compared to 0.57% of total loans at December 31, 2003.

The following table sets forth information regarding non-performing loans and assets.
	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,885	$ 1,007	$ 1,048	$ 1,864	$ 1,448
Commercial real estate	5,525	1,279	5,987	5,949	2,903
Commercial	3,178	931	3,302	880	1,389
Consumer (1)	642	545	185	98	30
Total non-accruing loans	11,230	3,762	10,522	8,791	5,770
Accruing loans delinquent 90 days or more	871	480	461	344	3,147
Total non-performing loans	12,101	4,242	10,983	9,135	8,917
Other real estate owned and repossessed assets	1,055	121	3,092	173	180
Total non-performing assets	$ 13,156	$ 4,363	$ 14,075	$ 9,308	$ 9,097

Total non-performing loans to total loans	0.58%	0.53%	1.36%	1.51%	1.46%
Total non-performing assets to total assets	0.36%	0.34%	1.06%	0.95%	0.89%
Allowance for loan losses to non-performing loans	353.00%	202.92%	100.05%	86.85%	84.83%
Allowance for loan losses to total loans (2)	2.05%	1.07%	1.37%	1.32%	1.24%
_________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Non-performing loans totaled $12.1 million, or 0.58% of loans at December 31, 2004 compared with $4.2 million, or 0.53% of loans at December 31, 2003. This increase was due primarily to non-performing and other substandard loans acquired in the BSB transaction. The Company made progress in reducing the amount of non-performing loans following the acquisition of BSB. Non-performing loans declined $10.6 million to $12.1 million as of December 31, 2004 from the $22.7 million for Partners Trust and BSB combined as of June 30, 2004. The improvement occurred as a result of a combination of negotiated settlements, charge-offs and payments on loans as we continue to aggressively resolve troubled assets acquired from BSB. Included in this progress was the payment in full of the largest non-performing loan in our portfolio, which was previously part of the BSB portfolio.

Non-performing loans at December 31, 2004 consist of a number of individual relationships, the largest being a $2.7 million commercial real estate loan in New York State. The next largest non-performing relationship is a $535,000 commercial account secured by real estate and equipment.

Other real estate owned increased $1.0 million from December 31, 2003 to December 31, 2004 due primarily to foreclosed properties acquired from BSB.

We review all non-accrual commercial real estate and commercial loans greater than $250,000 for impairment. These loans are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impairment review. We had $8.2 million, $1.9 million and $2.0 million of loans classified as impaired at December 31, 2004, 2003 and 2002, respectively.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $24.4 million in loans that warrant increased attention at December 31, 2004, compared with $4.6 million at December 31, 2003. These loans are performing and are classified as substandard or worse as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at December 31, 2004. None of these loans were considered impaired and as such, no specific impairment allowances were established for these loans. The increase in loans classified as substandard or worse is primarily a result of the BSB acquisition. BSB had $42.6 million of performing loans classified as substandard or worse at June 30, 2004.

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

Our evaluation of the adequacy of the allowance for loan losses includes the review of all loans for which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans, this review primarily considers delinquencies and collateral values. For commercial real estate and commercial loans, the allowance is assessed with a migration analysis by applying actual loss ratios based on our historical loss experience to the risk ratings of loans both individually and by category.

The criteria that we consider in connection with determining the overall allowance for loan losses include the following (not in any particular order):

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

    duration of the current business cycle;

    bank regulatory examination results; and

    internal loan review results.

Certain of these criteria impact our loss estimates on specific problem loans reviewed by the credit quality committee. In addition, these criteria also impact management's estimates of losses on other loan portfolios, including consumer, commercial and residential loans.

The allowance for loan losses is an estimate of inherent losses in the loan portfolio. The amount of actual losses can vary significantly from the estimated amounts. In addition to individual loan analysis using SFAS No. 114 criteria, a migration analysis is used for commercial loan pools. A loss rate for each of the risk-rating categories is determined over the period of the migration analysis. This typically involves calculating loss rates based on losses that eventually occur in the risk-rating components during the analysis period.

Management continually reviews the loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Various regulatory agencies, as well as our loan review function, as an integral part of their review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

At December 31, 2004 and 2003, our allowance for loan losses was $42.7 million and $8.6 million, respectively. The allowance coverage to total loans increased to 2.05% at December 31, 2004, from 1.07% at December 31, 2003. The increase occurred primarily as a result of the $40.4 million allowance recorded or acquired in conjunction with the BSB acquisition, and was considered prudent based on the increase in non-performing loans, the increase in loans warranting increased attention, as well as the significant increase in commercial loans. Furthermore, our evaluation considered the estimated recoverable value of certain acquired loans based on Partners Trust's plans regarding ultimate recovery of loans that are demonstrably different from the plans that had served as a basis for BSB's estimation of losses on those loans. Commercial loans typically have a higher risk of loss than other loans held by us. Furthermore, the loan losses historically experienced by BSB on their loan portfolio were at much higher levels than those experienced by us.

The following table sets forth the analysis of the activity in the allowance for loan losses for the years indicated.
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$ 8,608	$ 10,989	$ 7,934	$ 7,564	$ 9,328

Charge-offs:
Residential real estate	45	87	36	244	225
Commercial real estate	2,444	136	2,104	874	-
Commercial	9,506	2,362	651	1,344	3,103
Consumer (1)	2,495	1,466	306	305	284
Total charge-offs	14,490	4,051	3,097	2,767	3,612

Recoveries:
Residential real estate	16	31	9	19	76
Commercial real estate	234	104	43	620	254
Commercial	6,000	175	628	548	80
Consumer (1)	833	260	150	278	341
Total recoveries	7,083	570	830	1,465	751

Net charge-offs	7,407	3,481	2,267	1,302	2,861
Provision for loan losses	1,160	1,100	1,150	1,672	1,097
Allowance acquired from Herkimer Trust Corp.	-	-	4,172	-	-
Allowance acquired/recorded in
BSB Bancorp, Inc. acquisition	40,355	-	-	-	-
Balance at end of year	$ 42,716	$ 8,608	$ 10,989	$ 7,934	$ 7,564

Ratio of net charge-offs during the year to
average loans outstanding during the year	0.52%	0.43%	0.37%	0.21%	0.48%
Ratio of allowance for loan losses to
total loans (2)	2.05%	1.07%	1.37%	1.32%	1.24%

(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Charge-offs increased in 2004 for all loan categories except residential real estate due primarily to non-performing and under-performing loans acquired from BSB. Three former BSB relationships accounted for $6.6 million of the charge-offs, the largest of which was $3.7 million of a $4.2 million relationship with a contractor, consisting of three commercial loans, one line of credit and a commercial mortgage.

Commercial loan recoveries totaled $6.0 million in 2004, an increase of $5.8 million compared to 2003. Three former BSB relationships accounted for $3.2 million of the recoveries in 2004. The increase in recoveries in 2004 was due primarily to our success in negotiating favorable settlements on previously charged-off loans. This level of recoveries is unusually high and should not be considered an indication of potential future recoveries.

The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated. This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes when the risk factors of each such component change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.
	At December 31,
	2004			2003	2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category
	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans
	(Dollars in thousands)

Residential real estate	$ 3,429	51.81%	$ 1,319	59.85%	$ 1,088	53.95%	$ 446	63.51%	$ 1,141	58.48%
Commercial real estate
and commercial loans	31,371	24.94%	4,618	24.65%	9,396	28.22%	6,457	26.57%	5,661	31.02%
Consumer (1)	4,145	23.25%	2,671	15.50%	503	17.83%	294	9.92%	762	10.50%
Unallocated	3,771	-	-	-	2	-	737	-	-	-
Total	$ 42,716	100.00%	$ 8,608	100.00%	$ 10,989	100.00%	$ 7,934	100.00%	$ 7,564	100.00%

(1)			Includes home equity loans.

The allowance for loan loss allocation reflects the higher inherent risk in the commercial real estate and commercial loan portfolios acquired from BSB. The unallocated allowance is maintained for inherent losses in the loan portfolio. BSB's charge-off history and experience exceeds that of historical Partners Trust. A portion of the loans acquired from BSB have poor credit structures and weak collateral positions, necessitating an unallocated allowance.

Securities Activities

General. Our investment policy is established by the Bank's Board of Directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The asset/liability management committee oversees our investment program and evaluates on an ongoing basis our investment policy and objectives. The treasurer, or the treasurer acting with the chief financial officer, is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer and treasurer have the authority to purchase and sell securities within specific guidelines established by the investment policy. All transactions are reviewed by the Board on a monthly basis.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored entities, such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank ("FHLB") ("federal agency securities"). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies and/or investment grade privately issued CMOs. Privately issued CMOs typically offer rates above those paid on government agency CMOs, but lack the guaranty of those agencies and typically there is less market liquidity than agency bonds. We owned $171.2 million and $8.2 million of privately issued CMOs at December 31, 2004 and 2003, respectively. Our privately issued CMO portfolio consists primarily of securities rated triple A by the major bond rating agencies. Also permitted are investments in securities issued or backed by the Small Business Administration and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Securities are generally classified as available-for-sale for financial reporting purposes. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities and adjustable-rate mortgage-backed securities. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and CMOs. In addition, U.S. Government and other non-amortizing securities are used for call protection and liquidity.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.
	At December 31,
	2004		2003		2002
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-sale:
U.S. Treasury and obligations of U.S. Government
corporations and agencies	$ 335,430	$ 334,947	$ 101,905	$ 103,055	$ 79,703	$ 81,870
Municipal obligations	58,570	59,277	31,729	32,279	28,462	28,465
Corporate debt securities	73,407	73,902	15,481	15,915	15,915	16,177
Fannie Mae preferred stock	17,197	17,164	10,000	8,193	10,000	9,466
Collateralized mortgage obligations	341,729	342,825	42,209	42,545	73,159	74,369
Other mortgage-backed securities	230,145	232,344	138,393	141,727	127,602	133,786
Other securities	3,611	3,611	-	-	-	-
Total available-for-sale	1,060,089	1,064,070	339,717	343,714	334,841	344,133

Held-to-maturity:
Other securities	1,241	1,242	1,240	1,241	1,567	1,567
Total held-to-maturity	1,241	1,242	1,240	1,241	1,567	1,567

Total securities	$ 1,061,330	$ 1,065,312	$ 340,957	$ 344,955	$ 336,408	$ 345,700

While the balance of securities increased significantly as a result of the BSB acquisition, the interest rate risk profile and credit quality of both portfolios was substantially similar. During the 4th quarter of 2004, we increased our holdings of CMOs and adjustable rate mortgage-backed securities. These increases were a result of strategies designed to maintain the overall portfolio returns and better protect future returns in response to the flattening of the yield curve. CMO purchases were focused on shorter cash flow tranches, while the adjustable rate mortgage-backed purchases added securities with favorable repricing characteristics.

In the fourth quarter of 2004, we recorded an other-than-temporary impairment charge of $2.8 million on variable rate perpetual preferred stock issued by Fannie Mae with an aggregate face value of $10 million. These securities had a market value below their book value for a sustained period, and during the fourth quarter of 2004 it became clear that in order for the market value to improve, they would need to reprice at a high level, followed by a period of declining or stable interest rates, which cannot be predicted. As of December 31, 2004, we owned additional Fannie Mae variable rate perpetual preferred stock with a face value of $10 million which was not considered other-than-temporarily impaired based on the characteristics of those investments and current market prices. The unrealized loss on this stock was $33,000 at December 31, 2004.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our debt securities portfolio as of December 31, 2004. Adjustable-rate mortgage related securities are included in the period in which interest rates are next scheduled to adjust. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value, as all securities shown are available-for-sale securities.
	At December 31, 2004
			More Than One Year to		More Than Five Years to
	One Year or Less		Five Years		Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

U.S. Treasury and obligations of U.S.
government corporations and agencies	$ 35,567	2.58%	$ 125,707	3.70%	$ 163,888	5.15%	$ 9,785	5.91%	$ 334,947	4.35%
Municipal obligations	14,250	2.02%	14,467	3.33%	13,344	4.85%	17,216	6.19%	59,277	4.17%
Corporate debt securities	2,134	4.71%	3,994	4.33%	2,903	4.65%	64,871	5.30%	73,902	5.20%
Collateralized mortgage obligations	-	-	57	3.56%	36,738	3.93%	306,030	4.66%	342,825	4.58%
Other mortgage-backed securities	5	4.19%	8,872	4.68%	73,682	4.49%	149,785	4.73%	232,344	4.65%
Other securities	-	-	-	-	-	-	1,072	6.09%	1,072	6.09%
Total debt securities	$ 51,956	2.52%	$ 153,097	3.74%	$ 290,555	4.81%	$ 548,759	4.83%	$ 1,044,367	4.55%

In the table above mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

Sources of Funds

General. Deposits, repurchase agreements, FHLB advances, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. Brokered time deposits are used on occasion when market conditions warrant.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on providing quality service, introducing new products and services that meet our customers' needs such as on-line banking and bill payment, and offering attractive rates.

Deposit rates are generally determined weekly by the pricing committee which is chaired by the treasurer. Additional members of the committee include the chief operating officer, heads of retail banking, commercial lending, mortgage and indirect lending. Staff members from marketing and branch management are non-voting members. When we determine our deposit rates we consider local competition, FHLB advance rates and rates charged on other sources of funds.

Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 58.4% of total deposits at December 31, 2004 and 62.7% at December 31, 2003.

Total deposits increased $1.4 billion, or 181.1%, to $2.2 billion at December 31, 2004 compared to $796.1 million at December 31, 2003. The increase in deposits is primarily attributable to the BSB acquisition. BSB's deposit composition was similar to ours and therefore the acquisition did not have a significant impact on the composition of our deposits.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2004.
Maturity
	3 Months or	Over 3 to 6	Over 6 to 12	Over 12
	Less	Months	Months	Months	Total
(In thousands)

Time accounts less than $100,000	$ 97,693	$ 85,578	$ 154,955	$ 245,147	$ 583,373
Time accounts of $100,000 or more	61,194	29,288	88,897	167,159	346,538

Total of time accounts	$ 158,887	$ 114,866	$ 243,852	$ 412,306	$ 929,911

At December 31, 2004 and 2003, time deposits with remaining terms to maturity of less than one year amounted to $517.6 million and $193.4 million, respectively, representing 55.7% and 65.1%, respectively, of total time accounts.

Maturities of Time Accounts. The following table sets forth the amount and maturities of time accounts at the dates indicated.
	Period to Maturity from December 31, 2004						At December 31,
	One Year	Over One to	Over Two to	Over Three to	Over Four to	Over
	or Less	Two Years	Three Years	Four Years	Five Years	Five Years	2004	2003	2002
	(Dollars in thousands)
Rate:
Less than 2.00%	$ 279,747	$ 9,334	$ -	$ -	$ -	$ -	$ 289,081	$ 117,349	$ 16,481
2.00 to 4.00%	203,175	177,545	101,367	34,189	20,126	741	537,143	111,694	205,815
4.01 to 5.00%	13,798	32,971	23,758	332	2,080	2	72,941	27,855	38,432
5.01 to 6.00%	3,741	3,904	2,406	-	4	4	10,059	14,900	24,213
6.01 to 7.00%	14,080	1,881	90	-	101	53	16,205	20,489	38,332
7.01% and above	3,064	1,398	-	20	-	-	4,482	4,986	5,533
Total	$ 517,605	$ 227,033	$ 127,621	$ 34,541	$ 22,311	$ 800	$ 929,911	$ 297,273	$ 328,806

Our ability to retain deposits and attract new deposits is affected by the level of interest rates, competition and other factors. During 2004 we began to raise our deposit rates due to changes in interest rates and competitive factors. Further increases in our deposit rates may be necessary in order to retain and grow our deposit account balances.

Borrowed Funds. At December 31, 2004, we had $776.8 million of borrowed funds, which primarily consisted of FHLB advances, FHLB overnight lines of credit and repurchase agreements compared with $290.6 million of borrowed funds outstanding at December 31, 2003. The increase is due primarily to the assumption of $462.6 million (marked to estimated fair value at acquisition date) of borrowings in the acquisition of BSB. Repurchase agreements are contracts for the sale of securities owned or borrowed by us, with an agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-related securities. There were $42.6 million of repurchase agreements outstanding as of December 31, 2004, and we averaged approximately $34.9 million of repurchase agreements outstanding during the year ended December 31, 2004.

As a member of the FHLB of New York, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

We had available $915.9 million and $351.5 million in borrowing capacity with the FHLB (subject to limitations) at December 31, 2004 and 2003, respectively, of which $727.9 million and $263.5 million, respectively, was outstanding.

The following table sets forth certain information regarding FHLB advances and repurchase agreements at the dates or for the periods indicated.
	December 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB Overnight Line of Credit:
Maximum month-end balance	$ 76,000	$ 13,000	$ -
Balance at end of year	32,100	1,000	-
Average balance	13,534	1,058	-

Weighted average interest rate at end of year	2.36%	1.04%	-
Weighted average interest rate during year	1.82%	1.16%	-

Repurchase Agreements:
Maximum month-end balance	$ 44,675	$ 44,294	$ 44,971
Balance at end of year	42,578	26,069	44,971
Average balance	34,894	34,668	28,028

Weighted average interest rate at end of year	0.84%	1.04%	1.73%
Weighted average interest rate during year	0.85%	1.21%	2.28%

FHLB Advances:
Maximum month-end balance	$ 730,428	$ 263,500	$ 247,000
Balance at end of year (1)	701,189	263,500	247,000
Average balance	460,499	237,263	227,986

Weighted average interest rate at end of year	3.55%	3.58%	4.64%
Weighted average interest rate during year	3.31%	4.19%	4.99%

(1)	Includes fair value adjustment of $5.4 million at December 31, 2004 on borrowings assumed from BSB.

Junior Subordinated Obligations. We assumed $43.2 million of junior subordinated obligations issued to three unconsolidated subsidiary trusts in the acquisition of BSB. The trust preferred securities are comprised of fixed and variable rate obligations that are mandatorily redeemable in periods through 2033.

Trust Services

The Trust Department offers a full range of services, including executor of estates, trustee under wills, living trusts, custodian services, investment management services and acts as trustee of qualified retirement plans for individuals, corporations and non-profit organizations. The Directors Trust Committee, which consists of the President and three other members of our Board of Directors, oversees the operations of the Trust Department. The Trust Department markets its services through its trust officers, who call on our existing customers and obtain referrals from attorneys, accountants and our branch managers, who cross-sell the Trust Department's services. As of December 31, 2004, the Trust Department held $343.3 million of assets, which includes $250.3 million of assets over which the Trust Department has discretionary investment authority.

Municipal Activities

Partners Trust Municipal Bank, a wholly owned subsidiary of Partners Trust Bank, is a limited purpose commercial bank which accepts deposits of municipalities in our market area. The subsidiary was created in conjunction with the Company's acquisition of Herkimer Trust Corporation, Inc. ("Herkimer") in December 2002 and is regulated by the FDIC and New York State Banking Department.

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

Title Insurance

We have an equity ownership in a title insurance company that sells title insurance for residential and commercial property. Management believes that this ownership is beneficial to our relationship with our mortgage customers. We record income based on our percentage ownership in the title insurance company.

Competition

We face intense competition within our market both in making loans and attracting deposits. The market area in which we operate has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as private banking. However, our branch network, deployment of branch and offsite ATMs and development of our web-based banking services allow us to compete effectively for most consumer and small business relationships.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our in-house investment services department offers a full range of mutual funds, annuities and other investment products based on careful analysis of customer needs. This department has a close working relationship with other sales functions within the Bank. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our leadership role as a community bank.

Personnel

As of December 31, 2004, the Company had 669 full-time employees and 184 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION

The Company, as a savings and loan holding company, and the Bank, as a federal savings bank, are subject to extensive supervision, regulation and examination by the Office of Thrift Supervision ("OTS") as their primary federal banking regulator. The Company and the Bank also are subject to regulation as to certain matters by the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the Bank is subject to regulation as to certain matters by the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank of New York, which is a regional branch of the Federal Home Loan Bank System. The trust department of the Bank is registered as an investment adviser and, as such, is subject to extensive supervision and regulation by the Securities and Exchange Commission. Partners Trust Municipal Bank, a subsidiary of the Bank, is a New York-chartered limited-purpose commercial bank, and is subject to extensive supervision, regulation and examination by the FDIC and the New York State Banking Department ("NYSBD"), and is subject to regulation as to certain matters by the Federal Reserve.

The Company is limited to engaging in permissible activities that are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act which include:

  lending, exchanging, transferring, investing for others or safeguarding money or securities;

  insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

  financial, investment or economic advisory services;

  issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

  underwriting, dealing in, or making a market in securities;

  activities previously determined by the Federal Reserve Board to be closely related to banking;

  activities that bank holding companies are permitted to engage in outside of the U.S.;

  merchant banking activities; and

  portfolio investments made by an insurance company.

The Home Owners' Loan Act prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and regulations of the OTS thereunder. These laws and regulations limit the ability of the Bank to invest in certain types of assets and limit the amount of loans that the Bank may make to a single borrower. The Bank also is subject to a "qualified thrift lender" or "QTL" test, which requires the Bank to maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which generally include loans and investments made for residential purposes, personal loans, and small business loans. As of December 31, 2004, the Bank was in compliance with all applicable lending and investment restrictions and also satisfied the QTL test.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2004, the Bank satisfied this requirement.

Deposits of the Bank and of Partners Trust Municipal Bank are insured by the FDIC up to statutory and regulatory limits, and are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The FDIC has adopted a risk-based system for determining deposit insurance assessments. Under this system, all insured depository institutions are placed in one of nine categories based on their level of capital and supervisory evaluation, and are assessed from 0% to 0.27% of insured deposits based on their placement. The FDIC is authorized to raise the assessment rates as necessary to maintain the ratio of reserves to insured deposits at not less than 1.25%. As of December 31, 2004, the Bank and Partners Trust Municipal Bank were not subject to assessments. In addition, all FDIC-insured depository institutions are required to pay assessments to the FDIC at an annual rate of 0.212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government, to recapitalize the predecessor of the Savings Association Insurance Fund. These assessments will continue until the bonds mature in 2017.

The Bank is subject to OTS capital adequacy guidelines. These guidelines require savings institutions to maintain a minimum ratio of tangible capital to tangible assets of 1.5%, of Tier 1 capital to total assets (or "leverage ratio") of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), of Tier I capital to risk-weighted assets of 4%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Savings institutions that fail to meet these minimum capital guidelines are subject to prompt corrective action. As of December 31, 2004, the Bank was "well capitalized" under OTS standards. The OTS may set higher minimum capital requirements for individual savings institutions whose circumstances warrant it. The Bank is not subject to any special capital requirements.

The Bank is subject to substantial regulatory restrictions on its ability to pay dividends to its shareholders. Under OTS restrictions prior regulatory approval is required in order to pay a dividend if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the institution's retained net income during the calendar year and its retained net income during the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. As of December 31, 2004, approximately $18.5 million was available at the Bank after the payment of all declared dividends to pay future dividends to the Company without prior OTS approval.

Under the Gramm-Leach-Bliley Act ("GLB Act"), all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company, the Bank and Partners Trust Municipal Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank and to Partners Trust Municipal Bank.

TAXATION

Federal Taxation

General. The Company files a consolidated tax return which includes the income of all subsidiaries. The following discussion of federal taxation is a summary of certain pertinent federal income tax matters.

Bad Debts. The Bank is currently taxed as a "large" thrift for federal income tax purposes, since its average total assets exceed $500 million. As a "large" thrift, the Bank is required to use the specific charge off method to determine allowable bad debt deductions. In accordance with SFAS no. 109, a deferred tax liability has not been recognized with respect to the Bank's pre-1988 Federal base year bad debt reserve of $5.1 million at December 31, 2004. The reserve remains subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a financial institution charter. The unrecognized deferred tax liability related to the Federal base year reserve was $1.8 million at December 31, 2004.

Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses ("NOLs") to the preceding two tax years and forward to the succeeding 20 taxable years. At December 31, 2004, the Company had no net operating loss carryforward for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" are eligible for a 100% deduction.

The Company's federal income tax returns for its tax years beginning in 2001 are open under the statute of limitations and are subject to review by the IRS.

New York State Taxation

The Company and certain bank subsidiaries ("the Combined Group") are subject to an annual New York State Franchise tax equal to the greater of a regular tax (the "State Regular Tax"), an alternative minimum tax (the "State Alternative Minimum Tax"), a tax based on the combined taxable assets of the Combined Group, or a fixed minimum tax of $250.

The State Regular Tax was computed at the rate of 7.5% for 2004 and 2003, and 8.0% for 2002 based on the Combined Group's entire net income.

The State Alternative Minimum Tax is computed at the rate of 3% on the Combined Group's, alternative entire net income for the taxable year. The Combined Group's alternative entire net income consists of entire net income, increased by certain deductions not allowed in computing alternative entire taxable income.

The tax based on combined taxable assets is determined using the Combined Group's combined average assets allocable to New York State. The tax is computed at the rate of one-tenth of a million per dollar of taxable assets.

The New York State Franchise tax paid by the Company is deductible for Federal income tax purposes.

New York State enacted legislation in 1996, which among other things, decoupled the federal and New York State laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under federal law prior to the enactment of the 1996 Act. Provided the Company continues to satisfy certain definitional tests and other conditions, for New York State income tax purposes, it is permitted to continue to use a reserve method for bad debt deductions. The annual addition to the state reserve may be computed using a specific formula based on an institution's loss history or a statutory percentage equal to 32% of its New York State taxable income.

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the New York State base-year reserve of $20.8 million at December 31, 2004. As a result of the BSB acquisition the Company's asset mix changed which had an impact on the test that determines whether the Company qualifies as a thrift for New York State tax purposes. At December 31, 2004 we qualified as a thrift for New York State tax purposes, however, absent a change in our asset mix or the liquidation of a Bank subsidiary, it is possible that the Company will fail to qualify as a thrift in 2005 for tax purposes causing recapture of the New York State base-year tax bad debt reserves at December 31, 2005. The unrecognized deferred tax liability with respect to the New York State base-year reserve was $1.0 million (net of Federal benefit) at December 31, 2004.

At December 31, 2004, the Company had state net operating loss carryforwards of $20.2 million which expire in various years through 2024. At December 31, 2004, the Company also had New York State tax credit carryforwards of $1.3 million which may be carried forward indefinitely.

The Combined Group's New York State income tax returns for tax years beginning in 2001 are open and subject to review by New York State.

OTHER AVAILABLE INFORMATION

The Company files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). You may obtain copies of these documents by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies of these documents (other than exhibits) available to the public free of charge through the Company's website at www.partnerstrust.com. The Company's website also includes the Company's Code of Business Conduct and Ethics; Corporate Governance Guidelines; and Audit Committee Charter. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

ITEM 2. PROPERTIES

We conduct our business through our main banking office located in Utica, New York, and other full-service branch offices located in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties, New York. The following table sets forth certain information with respect to our offices at December 31, 2004.
OWNED		Original Year	Net Book Value
Location		Acquired	(in thousands)
Main Office	233 Genesee St, Utica	1839	$ 4,249
92 Hawley St.	92 Hawley St. Binghamton	2004	437
99 Hawley St.	99 Hawley St, Binghamton	2004	432
100 South Main Street Building	Herkimer	2002	632
Cicero Office	5791 East Seymour St, Cicero	2004	709
Commercial Drive Building	4630 Commercial Dr, New Hartford	2002	626
Devereux Building	7 Devereux, Utica	2002	45
Dolgeville Branch	71 N. Main St, Dolgeville	2002	305
Downtown Binghamton Branch	58-68 Exchange St, Binghamton	2004	2,432
Downtown Syracuse Branch	431 E. Fayette St, Syracuse	2004	1,199
Ellinwood Operations Center	2 Ellinwood Dr, New Hartford	1993	3,053
Endicott Office	43 Washington Ave, Endicott	2004	667
Endwell Office	540 Hooper Rd, Endwell	2004	556
Fayetteville Office	7320 Genesee St, East Syracuse	2004	704
Frankfort Branch	134 E. Main St, Frankfort	2002	59
Herkimer ATM Facility	Mohawk St, Herkimer	2002	14
Ilion Branch	150 Central Ave, Ilion	2002	507
Little Falls Branch	501 E. Main St, Little Falls	2002	1,176
Mortgage Office	1923 Vestal Pkwy, East Vestal	2004	391
Newport Branch	15 Bridge St, Newport	2002	146
North Utica Branch	1-3 Herkimer Rd, Utica	2001	1,466
Oriskany Land	110 River St, Oriskany	2002	47
Skaneateles Office	33 East Genesee St, Skaneateles	2004	680
Slawson Street Storage Facility	3 Slawson St, Dolgeville	2002	34
Whitesboro Branch	80 Oriskany Blvd, Whitesboro	1997	1,548
Total Owned			$22,114

LEASED		Original Year	Date of Lease	Net Book Value(1)
Location		Leased	Expiration	(In thousands)
Airport Plaza P&C Office	3803 Brewton Rd, North Syracuse	2004	08/2009	$ 75
Camillus Office	100 Kasson Rd, Camillus	2004	12/2010	97
Clinton ATM Facility	Corner of College St & Chenango Ave, Clinton	1997	10/2007	80
Consumer Square Branch	4767 Commercial Dr, New Hartford	2004	4/2019	1,174
East Side Office	156 Robinson St, Binghamton	2004	08/2021	358
Lyndon Corners Branch	6872 E. Genesee St, Fayetteville	2000	04/2010	138
Hannaford Branch	401 East Albany St, Herkimer	2002	06/2008	3
Marcy Branch	Rt 49 Plaza, Marcy	2002	07/2007	-
New Hartford Shopping Center Branch	120 Genesee St, New Hartford	1961	06/2006	82
Northgate Plaza Office	1250 Front St, Binghamton	2004	03/2017	39
North Herkimer Branch	319 North Main St, Herkimer	2002	12/2008	10
North Medical Office	5100 West Taft Rd, Liverpool	2004	09/2017	54
Norwich ATM Facility	5631 State Hwy 12, Norwich	2004	05/2018	-
Norwich Office	118 State Highway 320, Norwich	2004	07/2015	32
Oakdale Mall Office	223 Reynolds Rd, Johnson City	2004	07/2016	10
Oriskany Airport ATM Facility	5920 Airport Rd, Oriskany	2002	06/2005	-
Penn Can P&C Office	7785 Frontage Rd, Cicero	2004	12/2009	81
Rano Blvd. Office	100 Rano Blvd, Vestal	2004	12/2019	124
Rome Branch	1919 Black River Blvd, Rome	1997	06/2007	24
Shop City Office	426 Grant Blvd., Syracuse	2004	07/2009	23
Tioga Office	1054 St Rte 17C, Owego	2004	03/2013	37
Vestal Plaza Office	4700 Vestal Parkway E, Vestal	2004	11/2011	64
Washington Mills Branch	40 Kellogg Rd, New Hartford	1999	03/2006	30
West Side Office	273 Main St., Binghamton	2004	10/2012	39
Total Leased				$ 2,574
Total Leased and Owned				$ 24,688
(1) Net book value of leasehold improvements is included.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiary are a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The Company's common stock is traded on The Nasdaq National Market under the symbol "PRTR". The following table sets forth for the periods indicated the high and low sales price per share of the common stock and dividends paid per share as reported by The Nasdaq National Market. All amounts, except for fourth quarter 2004, have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.
	2004			2003
			Dividend per			Dividend per
	High	Low	Share	High	Low	Share

1st quarter	$ 21.28	$ 16.62	$ 0.06	$ 9.00	$ 8.11	$ 0.04
2nd quarter	17.82	9.95	0.06	11.28	8.65	0.04
3rd quarter	10.69	9.35	0.06	12.57	9.74	0.05
4th quarter	11.89	9.77	0.06	17.82	11.26	0.05

The closing price of the common stock on December 23, 2003, the date immediately prior to the public announcement of the acquisition of BSB Bancorp, Inc., was $25.47 per share. The closing price of the common stock on January 31, 2005 was $10.92 per share. The approximate number of holders of record of our common stock on January 31, 2005 was 5,536.

Payment of dividends on the Company's common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payments of dividends, the results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.

ITEM 6. SELECTED FINANCIAL DATA
	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Financial Condition Data:
Total assets	$ 3,651,627	$ 1,285,115	$ 1,333,503	$ 983,405	$ 1,017,344
Loans receivable (1)	2,086,797	805,250	804,998	603,062	612,282
Allowance for loan losses	42,716	8,608	10,989	7,934	7,564
Securities	1,065,311	344,954	345,700	297,685	336,481
Goodwill	245,892	34,523	34,523	-	-
Other intangible assets	28,889	3,288	4,461	178	290
Deposits	2,237,515	796,078	855,211	604,969	640,966
Borrowings (2)	795,504	296,625	297,595	262,193	271,899
Junior subordinated obligations (3)	43,202	-	-	-	-
Shareholders' equity	539,649	175,335	165,437	100,148	89,911
Non-performing loans	12,101	4,242	10,983	9,135	8,917
Other real estate owned	1,055	121	3,092	173	180

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share data)
Selected Operating Data:(4)
Interest income	$ 107,889	$ 69,189	$ 62,890	$ 68,529	$ 71,261
Interest expense	38,597	22,582	27,626	38,862	42,972
Net interest income	69,292	46,607	35,264	29,667	28,289
Provision for loan losses	1,160	1,100	1,150	1,672	1,097
Net interest income after provision for loan losses	68,132	45,507	34,114	27,995	27,192
Other-than-temporary impairment of securities	(2,803)	-	-	-	-
Net (loss) gain on sale of securities available-for-sale	(75)	-	(19)	266	-
Other non-interest income	16,718	11,138	6,866	6,867	6,822
Acquisition and conversion expenses	5,051	-	1,716	-	-
Other non-interest expense (5)	59,092	35,331	27,015	26,158	26,056
Income before income tax expense	17,829	21,314	12,230	8,970	7,958
Income tax expense	5,689	7,268	3,818	2,329	2,547
Net income	$ 12,140	$ 14,046	$ 8,412	$ 6,641	$ 5,411
Basic earnings per share (6)	$ 0.34	$ 0.53	$ 0.23	N/A	N/A
Diluted earnings per share (6)	$ 0.33	$ 0.52	$ 0.23	N/A	N/A
Basic weighted average shares outstanding (6)	36,003,260	26,389,467	26,674,637	N/A	N/A
Diluted weighted average shares outstanding (6)	36,851,996	26,813,639	26,720,860	N/A	N/A
Dividends paid per share	$ 0.24	$ 0.17	$ 0.05	N/A	N/A

(1)	Excludes loans held for sale.
(2)	Includes mortgagors' escrow funds
(3)	Represents mandatorily redeemable preferred trust securities issued to unconsolidated subsidiary trusts.
(4)	All share and per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's
	second step conversion on July 14, 2004.
(5)	Includes one-time $2.1 million charitable contribution to the Partners Trust Bank Charitable Foundation in 2002.
(6)	Earnings per share and weighted average shares outstanding are not applicable prior to the conversion of Partners
	Trust Bank to a stock savings bank on April 3, 2002.

	Year Ended December 31,
	2004	2003	2002	2001	2000

Selected Financial and Other Data: (1)
Performance Ratios:
Return on average assets	0.51%	1.08%	0.82%	0.67%	0.54%
Return on average equity	3.50%	8.18%	5.67%	6.85%	6.34%
Interest rate information:
Yield on assets	5.04%	5.91%	6.60%	7.39%	7.62%
Cost of funds	2.07%	2.24%	3.38%	4.59%	4.97%
Net interest rate spread	2.97%	3.67%	3.22%	2.80%	2.65%
Net interest margin (2)	3.24%	3.98%	3.70%	3.20%	3.03%
Net charge-offs to average loans	0.52%	0.43%	0.37%	0.21%	0.48%
Efficiency ratio (3)	74.76%	61.90%	68.96%	72.12%	74.56%

	December 31,
	2004	2003	2002	2001	2000

Asset Quality Ratios:
Non-performing loans to total loans	0.58%	0.53%	1.36%	1.51%	1.46%
Non-performing assets to total assets	0.36%	0.34%	1.06%	0.95%	0.89%
Allowance for loan losses to non-performing loans	353.00%	202.92%	100.05%	86.85%	84.83%
Allowance for loan losses to total loans	2.05%	1.07%	1.37%	1.32%	1.24%

Equity ratios:
Book value per share	$ 11.27	$ 12.72	$ 12.04	N/A	N/A
Book value per share,
including unallocated ESOP shares	10.87	12.35	11.65	N/A	N/A
Tangible book value per share	5.53	9.98	9.20	N/A	N/A
Tangible book value per share, including
unallocated ESOP shares	5.33	9.69	8.90	N/A	N/A
(1) Averages presented are daily averages.
(2)	Net interest income divided by average earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
Selected Quarterly Financial Data (1)

Interest income	$ 40,187	$ 36,748	$ 15,220	$ 15,734	$ 16,240	$ 16,994	$ 17,445	$ 18,510
Interest expense	15,471	13,726	4,623	4,777	5,017	5,367	5,826	6,372
Net interest income	24,716	23,022	10,597	10,957	11,223	11,627	11,619	12,138
Provision for loan losses	-	1,620	(460)	-	-	391	283	425
Net interest income after provision for loan losses	24,716	21,402	11,057	10,957	11,223	11,236	11,336	11,713
Other-than-temporary impairment of securities	(2,803)	-	-	-	-	-	-	-
Net loss on sale of securities available-for-sale	(7)	(68)	-	-	-	-	-	-
Other non-interest income	5,927	5,448	2,708	2,635	2,737	3,241	2,748	2,411
Acquisition and conversion expenses	305	3,980	653	113	-	-	-	-
Other non-interest expense	21,830	19,664	8,933	8,665	8,868	9,000	8,692	8,770
Income before income tax expense	5,698	3,138	4,179	4,814	5,092	5,477	5,392	5,354
Income tax expense	1,681	871	1,516	1,622	1,845	1,862	1,782	1,780
Net income	$ 4,017	$ 2,267	$ 2,663	$ 3,192	$ 3,247	$ 3,615	$ 3,610	$ 3,574
Basic earnings per share	$ 0.09	$ 0.05	$ 0.10	$ 0.12	$ 0.24	$ 0.27	$ 0.27	$ 0.26
Diluted earnings per share	$ 0.08	$ 0.05	$ 0.10	$ 0.12	$ 0.23	$ 0.26	$ 0.26	$ 0.26
Basic weighted average shares outstanding	47,119,851	43,632,809	26,553,660	26,500,718	13,567,189	13,532,398	13,519,624	13,506,805
Diluted weighted average shares outstanding	48,271,672	44,719,827	27,035,885	27,168,643	13,853,994	13,789,794	13,718,119	13,636,850
Dividends paid per share	$ 0.06	$ 0.06	$ 0.06	$ 0.06	$ 0.05	$ 0.05	$ 0.04	$ 0.04
Net interest margin (2)	3.06%	3.10%	3.55%	3.73%	3.85%	3.95%	3.93%	4.19%
Return on average assets	0.44%	0.27%	0.82%	1.00%	1.01%	1.11%	1.11%	1.11%
Return on average equity	2.93%	1.89%	5.88%	7.13%	7.35%	8.22%	8.48%	8.70%
Efficiency ratio (3)	72.27%	83.28%	72.43%	65.08%	63.90%	61.95%	61.02%	60.80%

(1)	All share and per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.
(2)	Net interest income divided by average earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following section presents highlight information from management to assist with understanding the consolidated financial condition and results of operations of Partners Trust Financial Group, Inc., and its subsidiary (combined, the "Company"), during the year ended December 31, 2004 and the preceding two years. The consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K should be read in conjunction with the discussions in this section. The matters discussed in this section contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under "Forward-Looking Statements" above.

2004 Highlights and Overview

The Company's results for 2004 were most significantly impacted by its "second step" conversion from a mutual holding company to a stock holding company, and its acquisition of BSB Bancorp ("BSB"), a $2.2 billion bank holding company, on July 14, 2004.

In the conversion, we sold 14,875,000 shares of common stock at $10.00 per share and issued 12,872,594 shares of common stock to former minority shareholders of the Company's predecessor mutual holding company at an exchange ratio of 1.9502 shares of Company stock for each minority share. The net proceeds received in the conversion, after direct offering expenses, were $142.4 million. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs were deducted from the proceeds of the shares sold in the offering.

As a result of the acquisition, BSB was merged into the Company, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank (the "Bank"). We paid approximately $135.1 million in cash and issued 20,270,464 shares of Company common stock with a market value of $202.7 million to the former BSB shareholders as consideration for the acquisition. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits and operated through 20 branches. The acquisition of BSB created $211.5 million of goodwill and other identifiable intangible assets (primarily core deposit intangible) of $29.8 million. There were no branch closures and the integration of all major systems was performed in July 2004.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense, other expense and income tax expense. In addition, we had significant expenses related to the reorganization from a mutual holding company and the BSB acquisition. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

General. Total assets were $3.7 billion at December 31, 2004, which is $2.4 billion higher than at December 31, 2003. Significant increases occurred in most asset categories as a result of the BSB acquisition. The following table summarizes these changes (in thousands):
	Change from	Amount recognized
	December 31, 2003	as result of
	to December 31, 2004	BSB acquisition (1)

Cash and cash equivalents	$ 44,974	$ 29,248
Securities	720,357	692,666
Loans receivable	1,287,547	1,386,095
Allowance for loan losses	(34,108)	(40,355)
Net loans	1,253,439	1,345,740

Goodwill	211,369	211,493
Other intangible assets, net	25,601	29,828
Other assets	110,772	115,997
Total assets	2,366,512	2,424,972

Deposits	1,441,437	1,542,474
Borrowings (2)	498,879	462,607
Other liabilities	18,680	22,374
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	43,202
Shareholders' equity	364,314
Total liabilities & equity	$ 2,366,512	2,070,657
Net assets acquired		$ 354,315

(1) Estimated fair value at date of acquisition.
(2) Includes mortgagors' escrow funds.

The Company's loan portfolio totaled $2.1 billion at December 31, 2004, compared to $805.3 million at December 31, 2003. This increase was due to the $1.4 billion of loans acquired in the BSB acquisition, net of paydowns and chargeoffs as we worked to reduce our exposure to certain higher risk loan relationships acquired from BSB. The proceeds from the loan repayments were reinvested into generally lower yielding securities, which had a negative impact on our net interest margin as more fully discussed later, but we believe the longer-term results of the Company will be better served by reducing our exposure to higher risk commercial credits.

Total deposits increased $1.4 billion due primarily to the BSB acquisition. BSB's deposit composition was similar to ours and therefore the acquisition did not have a significant impact on the composition of our deposits. Due to the reduction in our net interest margin, as more fully discussed later, during the first part of 2004 we priced our deposit account rates near the lowest in our marketplace, and at levels below most other local community banks. This deposit pricing strategy made it more difficult for us to attract and/or retain deposits and has contributed to the outflow of deposits totaling $101.0 million after considering the effect of the acquisition. During the second half of 2004 we began to raise our deposit rates, due in large part to intense competition. The impact of these and any future rate increases may be further reduction in our net interest margin.

Shareholders' equity increased from $175.3 million at December 31, 2003 to $539.6 million at December 31, 2004. We sold 14,875,000 shares of common stock in our second step conversion and received net proceeds of approximately $142.4 million which was reduced by a $9.3 million loan to the ESOP, net of principal repayment, to fund its purchase of 1,190,000 shares in the offering. Additionally, we issued 20,270,464 shares at an effective price of $10 per share in conjunction with our acquisition of BSB and recorded $11.9 million in equity representing the estimated fair value of BSB stock options exchanged for Partners Trust stock options. The increase in shareholders' equity also reflects the $12.1 million in net income for 2004 and a $1.5 million decrease in other comprehensive income, net of taxes. In addition, we paid $7.2 million in dividends, which reduced equity, and recorded $12.7 million of equity related to the exercise of stock options.

Average Balance Sheet

The following tables set forth certain information for the years ended December 31, 2004, 2003 and 2002. For the years indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages. The BSB acquisition was completed on July 14, 2004, and as such, the average balances of our assets and liabilities reflects the assets and liabilities acquired and assumed for a period of 170 days.
	For the Years Ended December 31,
	2004			2003			2002
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 32,149	$ 459	1.43%	$ 30,817	$ 348	1.13%	$ 33,848	$ 534	1.58%
Securities (1)	674,874	27,272	4.04%	347,877	14,855	4.27%	315,357	18,319	5.81%
Loans (2)	1,433,554	80,158	5.59%	792,993	53,986	6.81%	603,272	44,037	7.30%
Total earning assets	2,140,577	107,889	5.04%	1,171,687	69,189	5.91%	952,477	62,890	6.60%

Non-earning assets	259,902			123,974			67,940
Total assets	$ 2,400,479			$ 1,295,661			$ 1,020,417

Interest bearing liabilities:
Savings accounts	$ 237,248	$ 764	0.32%	$ 166,457	$ 839	0.50%	$ 105,590	$ 1,147	1.09%
Money market accounts	341,224	3,193	0.94%	160,358	1,335	0.83%	117,400	1,832	1.56%
NOW accounts	152,518	285	0.19%	91,142	199	0.22%	57,424	326	0.57%
Time accounts	595,391	17,169	2.88%	314,454	9,563	3.04%	277,350	12,054	4.35%
Borrowings (3)	518,415	15,943	3.08%	277,548	10,646	3.84%	260,685	12,267	4.71%
Junior subordinated obligations issued
to unconsolidated subsidiary trusts	20,067	1,243	6.19%	-	-	0.00%	-	-	0.00%
Total interest bearing liabilities	1,864,863	38,597	2.07%	1,009,959	22,582	2.24%	818,449	27,626	3.38%

Non-interest bearing deposits	167,139			99,617			39,550
Other non-interest bearing liabilities	21,475			14,316			14,095
Total liabilities	2,053,477			1,123,892			872,094
Shareholders' equity	347,002			171,769			148,323
Total liabilities and shareholders' equity	$ 2,400,479			$ 1,295,661			$ 1,020,417

Net interest income		$ 69,292			$ 46,607			$ 35,264

Net interest rate spread			2.97%			3.67%			3.22%

Net earning assets	$ 275,714			$ 161,728			$ 134,028

Net interest margin			3.24%			3.98%			3.70%

Ratio of earning assets to
interest bearing liabilities	114.78%			116.01%			116.38%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of deferred loan fees and costs. Includes loans held for sale.
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
	Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing deposits	$ 95	$ 16	$ 111	$ (141)	$ (45)	$ (186)
Securities	(840)	13,257	12,417	(5,213)	1,749	(3,464)
Loans	(11,086)	37,258	26,172	(3,132)	13,081	9,949
Total earning assets	(11,831)	50,531	38,700	(8,486)	14,785	6,299

Interest bearing liabilities:
Savings accounts	(359)	284	(75)	(786)	478	(308)
Money market accounts	195	1,663	1,858	(1,030)	533	(497)
NOW accounts	(31)	117	86	(261)	134	(127)
Time accounts	(527)	8,133	7,606	(3,954)	1,463	(2,491)
Borrowings	(2,451)	7,748	5,297	(2,377)	756	(1,621)
Junior subordinated obligations issued
to unconsolidated subsidiary trusts	-	1,243	1,243	-	-	-
Total interest bearing liabilities	(3,173)	19,188	16,015	(8,408)	3,364	(5,044)

Net interest income	$ (8,658)	$ 31,343	$ 22,685	$ (78)	$ 11,421	$ 11,343

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

General. Net income for the year ended December 31, 2004 was $12.1 million, or $0.33 per diluted share, which was $1.9 million, or 13.6%, lower than the same period in 2003. The decrease is primarily due to acquisition and conversion expenses of $5.1 million (pre-tax) and an after tax charge of $1.7 million for other-than-temporary impairment of securities, which offset additional income realized from the growth in earning assets acquired in the BSB transaction.

Net Interest Income. Net interest income for the year ended December 31, 2004 totaled $69.3 million, an increase of 48.7% over the $46.6 million for the same period in 2003. The increase in net interest income reflects the substantial increase in net earning assets acquired from BSB. The low interest rate environment, however, has continued to negatively affect our asset yields, and we have not been able to reduce our cost of funds to the same degree due to the already low rates paid on our deposit accounts and competitive pressures. As a result, our interest rate spread and net interest margin were reduced in 2004.

The BSB acquisition also had a negative impact on our interest rate spread and net interest margin. The average yield on total loans acquired from BSB was below that of the Company before the acquisition and BSB's cost of funds was also higher. This, in conjunction with the net earning assets of BSB being approximately twice as large as that of the Company at the time of the acquisition, resulted in a significant reduction of our margin. By way of comparison, our net interest margin for the last full quarter prior to the acquisition was 3.55%, versus a net interest margin of 3.13% for BSB. Furthermore, our net interest margin was negatively impacted by amortization of the market value adjustments recorded in the acquisition (premiums and discounts on loans, securities, deposits, and borrowings). A reduction of $1.8 million in net interest income was recorded in 2004 representing the net amortization of these market value adjustments. This corresponded to an 8 basis point reduction in net interest margin in 2004.

The following table summarizes the expected impact on net interest income related to these items over their remaining life (in thousands):
Increase (Decrease)
in Net Interest
Income
2005	$ (2,090)
2006	(333)
2007	(371)
2008	625
2009	215
$ (1,954)

The net interest spread for the year ended December 31, 2004 was 2.97% compared to 3.67% for the same period in 2003. The net interest margin for the years ended December 31, 2004 and 2003 was 3.24% and 3.98%, respectively.

We could experience further compression in our net interest margin if the current low rate environment continues or if competition for deposits increases, which would increase the cost of retaining or attracting deposits. Furthermore, the recent flattening of the yield curve could place additional pressure on our net interest margin as the gap between our short-term deposit rates and our longer term loan rates narrows.

The cost of interest bearing liabilities was 2.07% for the year ended December 31, 2004, compared with 2.24% for the same period in 2003, a reduction of 17 basis points. This reduction was not sufficient to offset the 87 basis point reduction in the yield on earning assets period to period. Our ability to further reduce rates on deposits has diminished. We priced our deposit account rates close to the lowest rates available in our marketplace for most of 2004, and at levels below most other local community banks. Due to competitive pressure, we have begun to increase rates on deposits which will most likely decrease our net interest margin. Although we have the ability to meet our liquidity needs through borrowings, we will seek to retain core deposits and customer relationships.

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

We recorded a provision for loan losses of $1.2 million for the year ended December 31, 2004 compared to $1.1 million for the same period in 2003. Non-performing loans to total loans were 0.58% and 0.53%, at December 31, 2004 and 2003, respectively. The allowance for loan losses to non-performing loans and to total loans increased to 353.00% and 2.05%, respectively, at December 31, 2004 from 202.92% and 1.07%, respectively, at December 31, 2003. We consider the increased allowance coverage necessary due to the inherent risk in the loans that the Company acquired from BSB.

Non-Interest Income.

The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	2004	2003	$ Change	% Change
Service fees	$ 11,752	$ 7,137	$ 4,615	65%
Trust and investment services	2,404	1,768	636	36%
Income from bank-owned life insurance	1,927	1,273	654	51%
Other-than-temporary impairment of securities	(2,803)	-	(2,803)	N/A
Net loss on sale of securities available-for-sale	(75)	-	(75)	N/A
Net gain on sale of loans	208	666	(458)	(69)%
Other income	427	294	133	45%
Total non-interest income	$ 13,840	$ 11,138	$ 2,702	24%

The increase in service fees from 2003 to 2004 is primarily attributed to an increase in deposit accounts, deposit products and new products offered as a result of the BSB acquisition.

Trust and investment services income increased $636,000 due primarily to the increase of approximately $275 million in trust assets under management and an increase in the sale of non-deposit investment products resulting from the BSB acquisition.

The increase of $654,000 on income from bank-owned life insurance is primarily attributable to the policies acquired from BSB.

Net loss on securities available-for-sale includes an other-than-temporary impairment writedown of $2.8 million on Fannie Mae preferred stock as discussed in "Securities Activities - Amortized Cost and Estimated Fair Value of Securities" above.

The decrease in net gain on sale of loans is primarily attributable to the $254,000 gain recognized in 2003 on the sale of agricultural loans as we sought to exit this business line.

Non-Interest Expense.

The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	2004	2003	$ Change	% Change
Salaries and employee benefits	$ 30,580	$ 18,655	$ 11,925	64%
Occupancy and equipment expense	5,276	3,720	1,556	42%
Marketing expense	2,188	938	1,250	133%
Professional services	2,520	1,483	1,037	70%
Technology expense	5,931	3,640	2,291	63%
Contribution expense	153	152	1	1%
Amortization of intangible assets	5,086	1,189	3,897	328%
Acquisition and conversion expenses	5,051	-	5,051	N/A
Other expense	7,358	5,554	1,804	32%
Total non-interest expense	$ 64,143	$ 35,331	$ 28,812	82%

The increase in non-interest expense from 2003 to 2004 is due in large part to the impact of operating a much larger company. Increases in costs associated with the acquisition of BSB, including amortization of intangible assets, also affected non-interest expense in 2004.

The increase in salaries and employee benefits reflects the higher employment level of the merged Company. The number of full time and part time employees increased to 669 and 184, respectively, at December 31, 2004 from 290 and 59, respectively, at December 31, 2003.

The Company's branch network grew from 16 to 36 with the acquisition of BSB, and occupancy and equipment expense increased accordingly.

Marketing expense increased $1.2 million in 2004 due to our larger geographic presence and increased business development efforts. Furthermore, greater emphasis was placed on advertising in our markets in an effort to increase our brand recognition.

Professional services increased $1.0 million in 2004, due in part to additional accounting and audit expenses of $250,000 related to compliance with the Sarbanes-Oxley Act of 2002. The rest of the increase is primarily attributable to the Company's larger size.

Technology expense increased due to the increased data processing cost associated with running a bank with a much larger customer base that offers a wider variety or products and services. We added approximately 194,000 customer accounts as a result of the BSB acquisition, representing an increase in our customer accounts of approximately 135%.

Amortization of intangible assets increased $3.9 million due to the significant increase in core deposit and trust intangible assets related to the BSB acquisition.

Acquisition and conversion expenses of $5.1 million were incurred in 2004 for the BSB acquisition. We do not expect to incur any additional acquisition and conversion expenses related to the BSB acquisition.

Other expense increased in 2004 due primarily to the growth in the size of the Company, and included increases in postage ($232,000), telephone ($308,000), and insurance ($245,000) expenses.

Income Tax Expense. Income tax expense was $5.7 million on income before taxes of $17.8 million for the year ended December 31, 2004, resulting in an effective tax rate of 31.9% compared to income tax expense of $7.3 million on income before taxes of $21.3 million for 2003, resulting in an effective tax rate of 34.1%. The levels of tax expense generally fluctuates with the respective levels of income before income taxes. The decrease in the effective tax rate is primarily attributed to the higher ratio of tax exempt income to income before taxes.

The Company operates a wholly owned real estate investment trust ("REIT") subsidiary, which was formed to acquire, hold and manage real estate mortgage assets, including but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. The income earned on these assets, net of expenses, is distributed to the Company in the form of dividends. Under current New York State tax law, 60% of the dividends received from the REIT are excluded from the Company's taxable income.

The proposed 2005 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary. The bill, if enacted as proposed, would be effective for taxable years beginning on or after January 1, 2005. Assuming that the provision is passed as proposed, the Company would lose the tax benefit associated with the REIT. In 2004, the Company's New York State tax expense was reduced by approximately $62,000 due to the REIT's favorable tax treatment. This tax reduction would have been approximately $124,000 had the acquisition of BSB occurred on January 1, 2004.

Supplemental Reporting of Non-GAAP Results of Operations. In addition to results presented in accordance with Generally Accepted Accounting Principles ("GAAP"), we are providing in this report certain non-GAAP financial measures. We believe that providing certain non-GAAP financial measures provides the reader with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on "core operating earnings," which excludes large non-cash items such as net amortization of premium on net assets acquired in acquisitions, and amortization of intangibles. We also exclude gains, losses or expenses such as acquisition and conversion expenses that are not reflective of on-going operations or are not expected to recur because we consider these items to be "nonoperating" in nature. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results.

Our core operating earnings rose 42.8% to $21.7 million or $0.59 per diluted share in 2004, compared to $15.2 million or $0.57 per diluted share in 2003 and $10.7 million or $0.61 per diluted share in 2002. The per share amount for 2002 is calculated using income available to common shareholders for the period from the conversion from a mutual holding company to a stock holding company on April 3, 2002 through December 31, 2002.

The following table reconciles core operating earnings to net income in accordance with GAAP.

	Year Ended
	December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net Income as Reported (GAAP)	$ 12,140	$ 14,046	$ 8,412
Adjustments
Net amortization of premium on net assets acquired in acquisitions	2,997	750	-
Other-than-temporary impairment of securities	2,803	-	-
Acquisition and conversion expense	5,051	-	1,716
Amortization of core deposit & trust intangibles	4,908	1,012	-
Covenant-not-to-compete expense	177	177	-
Impairment of fixed assets, net	-	32	34
Contribution to establish Partners Trust Bank Charitable Foundation	-	-	2,100
Total adjustments pre-tax	15,936	1,971	3,850
Related income taxes	6,354	786	1,540
Total adjustments after-tax	9,582	1,185	2,310
Core Operating Earnings	$ 21,722	$ 15,231	$ 10,722

Diluted EPS using Core Operating Earnings	$ 0.59	$ 0.57	$ 0.61

The following table sets forth certain GAAP and non-GAAP performance ratios (1):

	Year Ended December 31,
	2004	2003	2002

Return on Average Assets:
Using GAAP earnings	0.51%	1.08%	0.82%
Using Core Operating Earnings	0.91%	1.18%	1.05%

Return on Average Equity:
Using GAAP earnings	3.50%	8.18%	5.67%
Using Core Operating Earnings	6.26%	8.87%	7.23%

Return on Average Tangible Equity:
Using GAAP earnings	6.14%	10.52%	5.70%
Using Core Operating Earnings	10.98%	11.41%	7.25%

Efficiency ratio: (2)
Using GAAP earnings	74.76%	61.90%	68.96%
Using Core Operating Earnings	60.82%	58.98%	64.84%

(1) Averages are daily averages.
(2)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

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

We had an investment of $13.2 million in Federal Home Loan Bank of New York (FHLBNY) common stock at December 31, 2003. The FHLBNY suspended the October dividend payment on this stock. This announcement reduced 2003 interest income by approximately $150,000, or one quarter's dividend amount.

Provision for Loan Losses. We recorded a provision for loan losses of $1.1 million for the year ended December 31, 2003 compared to $1.2 million for the same period in 2002.

Non-Interest Income.

The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	2003	2002	$ Change	% Change
Service fees	$ 7,137	$ 4,066	$ 3,071	76%
Trust and investment services	1,768	623	1,145	184%
Income from bank-owned life insurance	1,273	1,292	(19)	(1)%
Net loss on sale of securities available-for-sale	-	(19)	19	100%
Net gain on sale of loans	666	467	199	43%
Other income	294	418	(124)	(30)%
Total non-interest income	$ 11,138	$ 6,847	$ 4,291	63%

The increase in non-interest income from 2002 to 2003 is primarily attributed to an increase in fee generating deposit accounts and new products offered as a result of the Herkimer acquisition, as well as efforts to expand fee generating product lines such as the sale of title insurance and non-deposit investment products.

With the acquisition of Herkimer at the end of 2002, we began to offer trust and asset management services which resulted in $503,000 in income for the year ended December 31, 2003. Commissions on sales of non-deposit investment products increased $642,000 period to period, which is primarily attributable to increased emphasis on this product line.

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

Non-Interest Expense.

The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	2003	2002	$ Change	% Change
Salaries and employee benefits	$ 18,655	$ 13,231	$ 5,424	41%
Occupancy and equipment expense	3,720	2,699	1,021	38%
Writedown of land and buildings held for sale	32	34	(2)	(6)%
Marketing expense	938	1,064	(126)	(12)%
Professional services	1,483	1,088	395	36%
Technology expense	3,640	2,648	992	37%
Contribution expense	152	2,268	(2,116)	(93)%
Amortization of intangible assets	1,189	-	1,189	N/A
Acquisition expenses	-	1,716	(1,716)	(100)%
Other expense	5,522	3,983	1,539	39%
Total non-interest expense	$ 35,331	$ 28,731	$ 6,600	23%

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

In 2002, we recorded a one-time $2.1 million contribution expense in connection with establishing the Partners Trust Bank Charitable Foundation.

Amortization of the core deposit and trust intangible assets related to Herkimer was $1.0 million for the year ended December 31, 2003. Additionally, we recorded $177,000 of expense related to covenants not to compete with former Herkimer employees.

All acquisition expenses related to the Herkimer acquisition were recorded in 2002, and there were no such expenses in 2003.

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

For the year ended December 31, 2004, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the ability to maintain cash flows that are adequate to fund our operations and meet our debt obligations and other commitments on a timely and cost-effective basis. Our liquidity management is both a daily and long-term function of funds management. If we require funds beyond our ability to generate them internally, various forms of both short-and long-term borrowing provide an additional source of funds.

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At December 31, 2004, the Bank had $915.9 million in available FHLB borrowing capacity, of which $727.9 million was outstanding. At December 31, 2004, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $231.6 million. Certificates of deposit which are scheduled to mature within one year totaled $517.6 million, excluding purchase accounting adjustments, at December 31, 2004, and borrowings that are scheduled to mature within the same period amounted to $212.0 million, excluding purchase accounting adjustments, at such date.

Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Based on our deposit retention experience we anticipate that a majority of the time deposits maturing within the next year will be retained, though competitive pressures have resulted in increased outflows, which may continue. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, we will readjust our deposit pricing strategy or take other measures, such as discontinuing our reinvestment of security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders and to make interest payments on the junior subordinated obligations. At December 31, 2004, the total interest payments due in 2005 on the junior subordinated obligations amounts to approximately $3.0 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings, dividends from the Bank and investment income. At December 31, 2004, the Company had $45.3 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions. At December 31, 2004, the Bank had the ability to pay dividends of $18.5 million to the Company without the prior approval of the OTS.

We do not anticipate any material capital expenditures for the foreseeable future, nor do we have any balloon or other payments due on any long-term obligations, although $185.0 million of FHLB advances at December 31, 2004 can be called by the FHLB at quarterly intervals. If called, we have the option to reprice the advances at the then-current FHLB rates, or to repay the advances. The following table sets forth information about these advances at December 31, 2004 (dollars in thousands):
	Weighted Average
Maturity	Interest Rate	Amount
2005	6.03%	$ 45,000

2008	4.73%	20,000

2011	4.48%	120,000

Given the current interest rate environment, there is a possibility that some of these advances could be called in the near term.

At December 31, 2004, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, our consolidated regulatory capital amounts and ratios are discussed below. The Company's consolidated and the Bank's leverage (Tier 1) capital at December 31, 2004 was $306.7 million and $262.8 million, respectively, or 9.1% and 7.8% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $168.7 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At December 31, 2004, the Bank's total risk-based capital ratio was 13.7%.

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

Impact of New Accounting Standards

In December of 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We did not adopt SOP No. 03-3 early. The adoption of SOP No. 03-3 is not expected to have a material impact on our consolidated financial statements, but it could have an impact on our accounting for future acquisitions.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan (the "Plan") that was impacted by the Act. See footnote 11 to the audited financial statements for further information.

To date, guidance has not been finalized on how to measure actuarial equivalence and the corresponding subsidy when employees pay a significant portion of plan costs. Consequently, due to the employee cost-sharing, and the lack of complete guidance on how to treat employee cost-sharing, it is unclear whether the Plan will be deemed to provide actuarially equivalent prescription drug benefits to those to be provided by Medicare. Preliminary estimates of the potential subsidy (if any), indicate that such subsidy would have an immaterial effect on the measurement of costs and liabilities for this plan. The accumulated postretirement benefit obligation and net postretirement benefit cost related to the Plan do not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D of the Act.

On March 9, 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair-value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage-loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The provisions of this bulletin did not have a material impact on the results of operations.

In December 2004, the FASB issued SFAS No. 123, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. This Statement is effective for the Company as of July 1, 2005 and may be adopted prospectively or retrospectively. Adoption of this statement will affect the Company's results of operations. The extent of the impact has not yet been quantified.

Contractual Obligations

We are contractually obliged to make payments as follows (in thousands):
		Payments Due by Period:
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Federal Home Loan Bank borrowings (1)	$ 701,189	$ 212,005	$ 302,920	$ 65,676	$ 120,588
Junior subordinated obligations	43,202	-	-	-	43,202
Operating leases	7,970	1,422	2,230	1,451	2,867
Other	1,943	-	-	-	1,943
Total obligations	$ 754,304	$ 213,427	$ 305,150	$ 67,127	$ 168,600

(1)	Includes fair value adjustment of $5.4 million at December 31, 2004 on borrowings assumed from BSB.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The primary objective of our interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. We actively monitor interest rate risk in connection with our lending, investing, deposit and borrowing activities. We do not hold any of our assets for trading purposes.

As discussed in an earlier section of this report, our net interest margin decreased in 2004. We could see further compression in our net interest margin if the current low rate environment continues or if competition for deposits increases, which would drive up the cost of retaining or attracting deposits. Furthermore, the recent flattening of the yield curve could place additional pressure on our net interest margin as the gap between our short-term deposit rates and our longer term loan rates narrows.

Quantitative Analysis. Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current conditions.

The following table sets forth the result of our net interest income simulation model as of December 31, 2004 and 2003.
Change in Interest	2004			2003
in Basis Points	Annual Net Interest Income			Annual Net Interest Income
(Rate Shock)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	105,789	(322)	-0.30%	45,899	(560)	-1.21%
Flat	106,111	-	-	46,459	-	-
+100	105,451	(660)	-0.62%	46,215	(244)	-0.53%
+200	104,437	(1,674)	-1.58%	45,983	(476)	-1.02%
+300	104,101	(2,010)	-1.89%	45,790	(669)	-1.44%

The above table indicates that as of December 31, 2004 we had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 1.58%, or $1.7 million, decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates across the yield curve, we estimate that we would experience a 0.3%, or $322,000, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Partners Trust Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated March 9, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 9, 2005

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2004 and 2003
	2004	2003
Assets	(In thousands, except share data)
Cash and due from banks	$ 54,633	$ 27,607
Federal funds sold	30,848	12,900
Cash and cash equivalents	85,481	40,507
Securities available-for-sale, at fair value	1,064,070	343,714
Securities held-to-maturity (fair value of $1,242 at December 31, 2004
and $1,241 at December 31, 2003)	1,241	1,240
Federal Home Loan Bank of New York ("FHLB") stock	36,394	13,225
Loans held for sale	1,107	1,390
Loans receivable	2,092,351	804,804
Less: Allowance for loan losses	(42,716)	(8,608)
Net loans receivable	2,049,635	796,196
Premises and equipment, net	29,187	13,623
Land and buildings held for sale	1,400	3,182
Accrued interest receivable	13,333	5,236
Bank-owned life insurance	68,079	24,099
Other real estate owned and repossessed assets	1,055	121
Goodwill	245,892	34,523
Other intangible assets, net	28,889	3,288
Other assets	25,864	4,771
Total Assets	$ 3,651,627	$ 1,285,115

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 235,994	$ 98,942
Interest bearing	2,001,521	697,136
Total deposits	2,237,515	796,078
Borrowings	776,813	290,569
Mortgagors' escrow funds	18,691	6,056
Other liabilities	35,757	17,077
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	-
Total Liabilities	3,111,978	1,109,780

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and
49,722,984 shares issued at December 31, 2004; $0.10 par value, 35,000,000
shares authorized and 14,216,875 shares issued at December 31, 2003	5	1,422
Additional paid-in capital	435,604	63,410
Retained earnings	120,597	115,561
Accumulated other comprehensive income	394	1,902
Treasury stock (60,971 shares at December 31, 2004 and 23,069 shares
at December 31, 2003)	(593)	(450)
Unallocated ESOP shares (1,769,688 shares at December 31, 2004
and 409,446 shares at December 31, 2003)	(14,293)	(4,094)
Unearned restricted stock awards	(2,065)	(2,416)
Total shareholders' equity	539,649	175,335
Total Liabilities and Shareholders' Equity	$ 3,651,627	$ 1,285,115

See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002
	(In thousands, except per share data)
Interest income:
Loans, including fees	$ 80,158	$ 53,986	$ 44,037
Federal funds sold and interest bearing deposits	459	348	534
Securities	27,272	14,855	18,319
Total interest income	107,889	69,189	62,890

Interest expense:
Deposits:
Savings accounts	764	839	1,147
Money market accounts	3,193	1,335	1,832
Time accounts	17,169	9,563	12,054
NOW accounts	285	199	326
	21,411	11,936	15,359
Borrowings:
Repurchase agreements	263	443	639
FHLB advances	15,482	10,109	11,471
Mortgagors' escrow funds	198	94	157
	15,943	10,646	12,267
Junior subordinated obligations	1,243	-	-
Total interest expense	38,597	22,582	27,626
Net interest income	69,292	46,607	35,264
Provision for loan losses	1,160	1,100	1,150
Net interest income after provision for loan losses	68,132	45,507	34,114

Non-interest income:
Service fees	11,752	7,137	4,066
Trust and investment services	2,404	1,768	623
Income from bank-owned life insurance	1,927	1,273	1,292
Other-than-temporary impairment of securities	(2,803)	-	-
Net loss on sale of securities available-for-sale	(75)	-	(19)
Net gain on sale of loans	208	666	467
Other income	427	294	418
Total non-interest income	13,840	11,138	6,847

Non-interest expense:
Salaries and employee benefits	30,580	18,655	13,231
Occupancy and equipment expense	5,276	3,720	2,699
Marketing expense	2,188	938	1,064
Professional services	2,520	1,483	1,088
Technology expense	5,931	3,640	2,648
Contribution expense	153	152	2,268
Amortization of other intangible assets	5,086	1,189	-
Acquisition and conversion expense	5,051	-	1,716
Other expense	7,358	5,554	4,017
Total non-interest expense	64,143	35,331	28,731
Income before income tax expense	17,829	21,314	12,230
Income tax expense	5,689	7,268	3,818
Net income	$ 12,140	$ 14,046	$ 8,412

Basic earnings per share	$ 0.34	$ 0.53	$ 0.23
Diluted earnings per share	$ 0.33	$ 0.52	$ 0.23

All per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.
See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2004, 2003 and 2002
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income	Stock	Shares	Awards	Total
	(In thousands, except share data)
Balance at December 31, 2001	$ -	$ -	$ 96,373	$ 3,775	$ -	$ -	$ -	$ 100,148
Net income	-	-	8,412	-	-	-	-	8,412
Other comprehensive income, net of tax	-	-	-	1,800	-	-	-	1,800
Cash dividends ($0.05 per share)	-	-	(608)	-	-	-	-	(608)
Net proceeds from sale of common stock in initial public offering
(6,397,594 shares), net of offering costs of $2,043	640	61,293	-	-	-	-	-	61,933
Initial capital contribution and issuance of shares to Partners Trust,
MHC (7,627,353 shares)	763	(763)	(100)	-	-	-	-	(100)
Charitable contribution of common stock to the Partners Trust
Bank Charitable Foundation (191,928 shares)	19	1,900	-	-	-	-	-	1,919
Common stock acquired by ESOP (511,808 shares)	-	-	-	-	-	(5,118)	-	(5,118)
ESOP shares allocated (51,181 shares)	-	253	-	-	-	512	-	765
Purchase of treasury stock (255,904 shares)	-	-	-	-	(3,875)	-	-	(3,875)
Stock awarded under the Management Recognition Plan (255,903 shares)	-	-	(484)	-	3,875	-	(3,391)	-
Stock forfeited under the Management Recognition Plan (12,795 shares)	-	-	-	-	(170)	-	170	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	161	161
Balance at December 31, 2002	1,422	62,683	103,593	5,575	(170)	(4,606)	(3,060)	165,437
Net income	-	-	14,046	-	-	-	-	14,046
Other comprehensive loss, net of tax	-	-	-	(3,673)	-	-	-	(3,673)
Cash dividends ($0.17 per share)	-	-	(2,078)	-	-	-	-	(2,078)
ESOP shares allocated (51,181 shares)	-	569	-	-	-	512	-	1,081
Amortization of unearned restricted stock awards	-	-	-	-	-	-	644	644
Tax benefit of MRP vesting	-	158	-	-	-	-	-	158
Purchase of treasury stock (13,273 shares)	-	-	-	-	(320)	-	-	(320)
Stock options exercised (3,000 shares)	-	-	-	-	40	-	-	40
Balance at December 31, 2003	1,422	63,410	115,561	1,902	(450)	(4,094)	(2,416)	175,335
Net income	-	-	12,140	-	-	-	-	12,140
Other comprehensive loss, net of tax	-	-	-	(1,508)	-	-	-	(1,508)
Cash dividends ($0.24 per share)	-	-	(7,163)	-	-	-	-	(7,163)
Dissolve Partners Trust, MHC	-	-	59	-	-	-	-	59
Conversion of minority shares (12,872,594 shares issued
and par value changed)	(1,421)	1,421	-	-	-	-	-	-
Net proceeds from sale of common stock in second step
conversion (14,875,000 shares), net of offering costs of $6,378	1	142,371	-	-	-	-	-	142,372
Common stock acquired by ESOP (1,190,000 shares)	-	-	-	-	-	(11,900)	-	(11,900)
Shares issued in purchase of BSB Bancorp, Inc. (20,270,464
shares)	2	202,703	-	-	-	-	-	202,705
Value of BSB Bancorp, Inc. stock options exchanged in acquisition		11,887	-	-	-	-	-	11,887
ESOP shares allocated (218,813 shares)	-	854	-	-	-	1,701	-	2,555
Stock awarded under the Management Recognition Plan (23,402 shares)	-	259	-	-	224	-	(483)	-
Stock forfeited under the Management Recognition Plan (14,971 shares)	-	-	-	-	(101)	-	101	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	733	733
Tax benefit of MRP vesting	-	111	-	-	-	-	-	111
Purchase of treasury stock (41,573 shares)	-	-	-	-	(437)	-	-	(437)
Stock options exercised (1,744,217 shares)	1	10,096	-	-	171	-	-	10,268
Tax benefit of stock options exercised	-	2,492	-	-	-	-	-	2,492
Balance at December 31, 2004	$ 5	$ 435,604	$ 120,597	$ 394	$ (593)	$ (14,293)	$ (2,065)	$ 539,649
See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands)
Operating activities
Net income	$ 12,140	$ 14,046	$ 8,412
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,160	1,100	1,150
Depreciation and amortization	3,054	1,911	2,028
Income from bank-owned life insurance	(1,927)	(1,273)	(1,292)
Deferred tax expense	2,049	456	301
Net premium amortization (discount accretion) on securities	2,752	2,230	(884)
(Gain) loss on sale of other real estate owned, net	(144)	88	(42)
Proceeds from sales of loans held for sale	30,666	32,918	28,784
Loans originated for sale	(27,260)	(27,787)	(27,908)
Gain on sale of loans, net	(208)	(666)	(467)
Writedown of land and buildings held for sale, net	-	32	170
Gain on sale of land and buildings held for sale	-	(11)	(136)
Loss (gain) on disposal of equipment, net	423	(41)	47
Other-than-temporary impairment of securities	2,803	-	-
Net loss on sale of securities available-for-sale	75	-	19
Contribution of stock to Partners Trust Bank Charitable Foundation	-	-	1,919
ESOP expense	2,555	1,081	765
Management Recognition Plan expense	733	644	161
Amortization of other intangible assets	5,086	1,189	-
Decrease in accrued interest receivable	323	737	312
Net change in other assets and other liabilities	3,277	1,424	10,950
Net cash provided by operating activities	37,720	28,078	24,289

Investing activities:
Net cash used in acquisition activities	(110,475)	-	(27,272)
Purchases of securities held-to-maturity	(398)	(458)	(298)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	397	785	256
Purchases of securities available-for-sale	(278,988)	(179,906)	(87,900)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	199,063	172,800	121,059
Proceeds from sales of securities available-for-sale	46,798	-	1,301
Purchases of FHLB stock	(16,473)	(2,175)	(1,000)
Redemptions of FHLB stock	14,822	1,300	-
Net loans repaid by (made to) customers	86,929	(4,675)	(16,158)
Purchases of premises and equipment	(4,198)	(1,043)	(932)
Proceeds from sale of equipment	58	61	61
Proceeds from sale of land and buildings held for sale	-	194	472
Proceeds from sales of other real estate owned	1,285	3,028	502
Net cash used in investing activities	(61,180)	(10,089)	(9,909)

(Continued)

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands)
Financing activities:
Net decrease in deposits	$ (101,037)	$ (59,133)	$ (29,943)
Net increase (decrease) in mortgagors' escrow funds	3,758	432	(721)
Net (decrease) increase in short-term borrowings	(8,470)	1,000	-
Proceeds from FHLB advances	185,000	115,000	108,500
Repayment of FHLB advances	(144,605)	(98,500)	(88,500)
Net increase (decrease) in repurchase agreements	589	(18,902)	(3,026)
Cash dividends	(7,163)	(2,078)	(608)
Net proceeds from sale of common stock	142,372	-	61,933
Loan to ESOP for the purchase of common stock	(11,900)	-	(5,118)
Capitalization of Partners Trust, MHC	-	-	(100)
Dissolve Partners Trust, MHC	59	-	-
Purchase of treasury stock	(437)	(320)	(3,875)
Proceeds from exercise of stock options	10,268	40	-
Net cash provided by (used in) financing activities	68,434	(62,461)	38,542
Net increase (decrease) in cash and cash equivalents	44,974	(44,472)	52,922
Cash and cash equivalents at beginning of year	40,507	84,979	32,057
Cash and cash equivalents at end of year	$ 85,481	$ 40,507	$ 84,979

Supplemental disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$ 37,968	$ 23,122	$ 28,604
Income taxes	5,716	4,800	5,772

Non-cash investing and financing activity:
Transfer of loans to other real estate owned and repossessed assets	1,088	145	3,380
Transfer of building held for sale into premises and equipment	3,045	-	-
Transfer of premises and equipment to land
and buildings held for sale	1,298	-	224

Acquisition activity:
Fair value of non-cash assets acquired	2,154,404	-	328,468
Fair value of liabilities assumed	2,070,658	-	301,196
Shares issued	202,705	-	-
Value of stock options exchanged in acquisition	11,887	-	-

See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002
	(In thousands)
Net income	$ 12,140	$ 14,046	$ 8,412
Other comprehensive (loss) income, net of tax:
(Decrease) increase in unrealized holding gains on
securities available-for-sale (pre-tax, ($2,892), ($5,295),
and $2,982)	(1,735)	(3,177)	1,789
Reclassification adjustment for net loss on
available-for-sale securities realized in net income
(pre-tax amounts of $2,878, $ -, and $19)	1,727	-	11
Minimum pension liability arising during the year
(pre-tax, ($2,301), ($826), $ -)	(1,500)	(496)	-
Total other comprehensive (loss) income	(1,508)	(3,673)	1,800
Comprehensive income	$ 10,632	$ 10,373	$ 10,212

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

Nature of Operations, Conversion and Acquisition

Partners Trust Financial Group, Inc. ("Partners Trust" or the "Company") is the successor company of the mutual holding company under the same name. The mutual holding company began operations on April 3, 2002 upon the conversion of Partners Trust Bank (the "Bank") from a mutual savings bank to a stock savings bank and the completion of the Company's initial public offering ("IPO"). Upon consummation of the conversion on April 3, 2002, the Company became the holding company for the Bank.

Effective February 8, 2002, the Bank was chartered by the Office of Thrift Supervision ("OTS") as a mutual institution. Prior to February 8, 2002, the Bank was a New York State-chartered mutual savings bank. The Bank provides retail and commercial banking services to individual and business customers in Oneida, Herkimer and surrounding counties in New York State.

On July 14, 2004, Partners Trust completed its "second step" conversion from a mutual holding company to a stock holding company. Immediately upon completion of the second step conversion, Partners Trust also completed its acquisition of BSB Bancorp, Inc. ("BSB").

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

As a result of the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank (formerly SBU Bank or "SBU"). Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of Partners Trust common stock with a market value of $202.7 million to the former BSB shareholders as consideration for the acquisition. BSB Bancorp, Inc. stock options were exchanged for Partners Trust stock options at an estimated value of $11.9 million. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits.

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

Securities

The Company classifies its securities as held-to-maturity or available-for-sale at the time of purchase. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for premiums and discounts. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of accumulated other comprehensive income, net of taxes. None of the Company's securities have been classified as trading securities. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

Loans that are delinquent three payments are classified as 60-89 days past due. Loans that are delinquent four or more payments are classified as 90 days or more past due.

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

Income Recognition on Impaired and Nonaccrual Loans (Continued)

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

Loans Held for Sale and Mortgage Servicing Rights

The Company sells certain residential real estate loans in the secondary market. The Company may retain the right to service the loan, or may sell the loan servicing released. The Company makes the determination of whether or not to identify a loan as held for sale at the time the application is received from the borrower. In addition, from time to time the Company may transfer loans from the loan portfolio to held for sale for asset/liability management purposes or to provide additional liquidity. Loans held for sale are regularly evaluated on an aggregate basis to determine if fair value is less than carrying value. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2004 or 2003. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for under the purchase method of accounting for business combinations. Goodwill is not being amortized, but is required to be tested for impairment at least annually. The core deposit intangible and trust relationship intangible that resulted from the acquisition of Herkimer Trust Corporation, Inc. in 2002 are being amortized over a seven year period using an accelerated method. The BSB core deposit intangible and trust relationship intangible are being amortized over a five and ten year period, respectively, using an accelerated method. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Trust Department Assets and Fees

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated balance sheets, since such items are not assets of the Company. Fees associated with providing trust management services are recorded on the accrual basis and are included in non-interest income.

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

1. Summary of Significant Accounting Policies (Continued)

Employee Benefit Costs

The Company maintains two tax-qualified non-contributory pension plans. One plan covers substantially all former SBU employees that met eligibility requirements prior to November 1, 2002. The former BSB plan covers substantially all former BSB employees that met eligibility requirements prior to July 14, 2004 at which time all benefits under the plan were frozen. The Company also maintains a non-qualified supplemental retirement plan for an executive. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. The Company also provides certain post-retirement medical, dental and life insurance benefits to substantially all former SBU employees and retirees that met eligibility requirements prior to November 1, 2002. Subsequent to the acquisition of BSB, benefits for most of the BSB active participants were changed to those under the Partners plan. However, a select group of active employees and all retirees/beneficiaries of BSB remained under the BSB plan provisions. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as eligible employees perform services to earn the benefits.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants made in the years indicated, and the resulting estimated weighted-average fair values are as follows:

	2004	2003	2002
Dividend yield	1.69%	1.68%	1.52%
Expected volatility	47.41%	24.71%	25.00%
Risk-free interest rate	3.16%	2.97%	2.67%
Expected life	5 years	5 years	5 years
Weighted average fair value	$ 6.60	$ 2.07	$ 1.52

1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

Pro forma disclosures for the years ended December 31, 2004, 2003 and 2002, utilizing the estimated fair value of the options granted, is as follows (in thousands, except per share data):

	2004	2003	2002
Net income, as reported	$ 12,140	$ 14,046	$ 8,412
Add: Stock-based compensation expense related to restricted stock
awards included in reported net income, net of related tax effects	441	388	97
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(855)	(645)	(161)
Pro forma net income	$ 11,726	$ 13,789	$ 8,348
Basic earnings per share:
As reported	$ 0.34	$ 0.53	$ 0.23
Pro forma	$ 0.33	$ 0.52	$ 0.23
Diluted earnings per share:
As reported	$ 0.33	$ 0.52	$ 0.23
Pro forma	$ 0.32	$ 0.52	$ 0.23

In addition, the pro forma effect on reported net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 should not be considered representative of the pro forma effects on reported net income and earnings per share for future years. Additional information regarding the Company's stock options is located in note 12.

Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method. Prior to April 3, 2002, earnings per share are not applicable as there were no shares outstanding. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding for either the basic or diluted earnings per share calculations. Prior period earnings per share have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by the Company have included interest rate floor and cap agreements. None of these instruments were used during 2004. The Company is a limited end-user of derivative instruments for interest rate management purposes, and does not conduct trading activities for derivatives.

We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

1. Summary of Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income consists of net income, the net change in unrealized gains and losses on securities available-for-sale, net of taxes and the change in minimum pension liability, net of taxes.

Segment Reporting

The Company operates as one segment. Its operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the geographical regions of Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties of New York. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Reclassifications

Reclassifications are made to prior years' consolidated financial statements when necessary to conform to the current year's presentation.

2. Conversion and Business Combinations

On July 14, 2004, Partners Trust completed its "second step" conversion from a mutual holding company to a stock holding company. Immediately upon completion of the second step conversion, Partners Trust also completed its acquisition of BSB.

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

As a result of the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank. Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of Partners Trust common stock with a market value of $202.7 million to the former BSB shareholders as consideration for the acquisition. BSB Bancorp, Inc. stock options were exchanged for Partners Trust stock options at an estimated value of $11.9 million. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits.

The acquisition of BSB was accounted for using the purchase method of accounting and, accordingly, operations acquired from BSB have been included in the Company's financial results since the acquisition date. The assets acquired and liabilities assumed from BSB were recorded at their estimated fair values. In connection with the acquisition, the Company recorded approximately $211.5 million of nondeductible goodwill, $23.7 million of core deposit intangible, $5.1 million of non-compete covenants, and $1.1 million of trust relationship intangible. The goodwill is not being amortized, but is evaluated at least annually for impairment. No impairment of goodwill was recognized in 2004. The core deposit intangible is being amortized over five years using an accelerated method. The non-complete covenants are being amortized over a period of two to three years based on the agreements. The trust relationship intangible is being amortized over ten years using an accelerated method.

2. Conversion and Business Combinations (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the BSB acquisition:

At July 14, 2004 (in thousands):

Cash and cash equivalents	$ 29,248
Securities available-for-sale	692,666
Loans receivable and loans held for sale, net of allowance for loan losses of $40,355	1,345,740
Premises and equipment	13,119
Bank owned life insurance	42,053
Goodwill	211,493
Core deposit intangible	23,671
Non-compete covenants	5,097
Trust relationship intangible	1,060
Other assets	60,825
Total assets acquired	2,424,972
Deposits	1,542,474
Mortgagors' escrow funds	8,877
Borrowings	453,730
Other liabilities	22,374
Junior subordinated obligations issued to unconsolidated subsidiary trusts	43,202
Total liabilities assumed	2,070,657
Net assets acquired	$ 354,315

In connection with the acquisition and integration of BSB's operations, the Company incurred $5.1 million of acquisition and conversion expenses in 2004. These expenses primarily consisted of systems conversion costs and customer communication. We do not expect to incur any additional acquisition and conversion expenses related to the BSB acquisition. At December 31, 2004, the Company had accruals related to the BSB acquisition totaling $268,000, comprised primarily of employee severance obligations.

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

The acquisition of Herkimer was accounted for using the purchase method of accounting and, accordingly, operations acquired from Herkimer have been included in the Company's financial results since the acquisition date. The assets acquired and liabilities assumed from Herkimer were recorded at their estimated fair values. In connection with the acquisition, the Company recorded approximately $34.5 million of nondeductible goodwill, $3.8 million of core deposit intangible, and $207,000 of trust relationship intangible. The goodwill is not being amortized, but is evaluated at least annually for impairment. No impairment of goodwill was recognized in 2004 or 2003. The core deposit intangible and the trust relationship intangible are being amortized over seven years using an accelerated method.

In connection with the integration of Herkimer's operations, the Company incurred $1.7 million of acquisition expenses in 2002. These expenses primarily consisted of systems conversion costs, customer communication, personnel charges, and writedowns on Company properties that are no longer being used as a result of the acquisition. All expenses related to the Herkimer acquisition were recorded in 2002. At December 31, 2004, there was no remaining liability for expenses relating to the Herkimer acquisition.

2. Conversion and Business Combinations (Continued)

The following table summarizes the Company's intangible assets that are subject to amortization (in thousands):

	December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 27,510	$ 5,727	$ 21,783
Mortgage servicing rights	1,515	403	1,112
Non-compete covenants	5,097	177	4,920
Trust relationship intangible	1,267	193	1,074
Total	$ 35,389	$ 6,500	$ 28,889

	December 31, 2003
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 3,839	$ 960	$ 2,879
Mortgage servicing rights	593	339	254
Non-compete covenants	177	177	-
Trust relationship intangible	207	52	155
Total	$ 4,816	$ 1,528	$ 3,288

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit	Mortgage Servicing	Non-Compete	Trust Relationship
	Intangible	Rights	Covenants	Intangible	Total
2005	$ 7,787	$ 243	$ 355	$ 220	$ 8,605
2006	6,072	216	1,274	193	7,755
2007	4,356	191	1,462	167	6,176
2008	2,641	176	1,462	140	4,419
2009	926	130	366	113	1,535

Presented below is certain unaudited pro forma information for the years ended December 31, 2004 and 2003, as if BSB had been acquired on January 1 of the respective years. These results combine the historical results of BSB into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the acquisition, which are not reflected in the pro forma amounts presented.

	For the Years Ended December 31,
	2004	2003
	(In thousands, except per share data)
Net interest income	$ 102,879	$ 115,525
Provision for loan losses	(4,400)	(11,188)
Non-interest income	20,526	24,678
Non-interest expense	(112,681)	(90,642)
Income tax expense	(2,933)	(12,531)
Net income	$ 3,391	$ 25,842
Basic earnings per share	$ 0.07	$ 0.56
Diluted earnings per share	$ 0.07	$ 0.55

The proforma consolidated results of operations for the year ended December 31, 2004, include acquisition related costs recorded by BSB that reduced net income by approximately $10.2 million.

3. Securities

The amortized cost and estimated fair value of securities are summarized as follows (in thousands):

	December 31, 2004
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury obligations	$ 1,035	$ -	$ 4	$ 1,031
Obligations of U.S. government
sponsored corporations	334,395	608	1,087	333,916
Municipal obligations	58,570	831	124	59,277
Corporate debt securities	73,407	684	189	73,902
Fannie Mae preferred stock	17,197	-	33	17,164
Collateralized mortgage obligations	341,729	2,237	1,141	342,825
Other mortgage-backed securities	230,145	2,988	789	232,344
Other securities	3,611	-	-	3,611
Total available-for-sale	$ 1,060,089	$ 7,348	$ 3,367	$ 1,064,070

Held-to-maturity:
Other securities	$ 1,241	$ 1	$ -	$ 1,242
Total held-to-maturity	$ 1,241	$ 1	$ -	$ 1,242

	December 31, 2003
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury obligations	$ 1,047	$ -	$ 1	$ 1,046
Obligations of U.S. government
sponsored corporations	100,858	1,257	106	102,009
Municipal obligations	31,729	581	31	32,279
Corporate debt securities	15,481	448	14	15,915
Fannie Mae preferred stock	10,000	-	1,807	8,193
Collateralized mortgage obligations	42,209	366	30	42,545
Other mortgage-backed securities	138,393	3,614	280	141,727
Total available-for-sale	$ 339,717	$ 6,266	$ 2,269	$ 343,714

Held-to-maturity:
Other securities	$ 1,240	$ 1	$ -	$ 1,241
Total held-to-maturity	$ 1,240	$ 1	$ -	$ 1,241

The following provides information on temporarily impaired securities at December 31, 2004 (in thousands):

	Less than 12 months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$ 1,031	$ 4	$ -	$ -	$ 1,031	$ 4
Obligations of U.S. government
sponsored corporations	192,193	1,077	5,016	10	197,209	1,087
Municipal obligations	22,780	124	-	-	22,780	124
Corporate debt securities	26,911	153	1,680	36	28,591	189
Fannie Mae preferred stock	9,968	33	-	-	9,968	33
Collateralized mortgage obligations	132,297	1,141	-	-	132,297	1,141
Other mortgage-backed securities	73,741	787	62	2	73,803	789
Total temporarily impaired securities	$ 458,921	$ 3,319	$ 6,758	$ 48	$ 465,679	$ 3,367

3. Securities (Continued)

Privately issued collateralized mortgage obligations totaled $171.2 million and $8.2 million at December 31, 2004 and 2003, respectively. All other mortgage-backed securities and collateralized mortgage obligations at December 31, 2004 and 2003, were backed by either Fannie Mae, Freddie Mac or Ginnie Mae.

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$ 51,925	$ 51,950
Due after one year through five years	144,604	144,168
Due after five years through ten years	179,868	180,135
Due after ten years	92,082	92,945
	468,479	469,198
Mortgage-backed securities and collateralized
mortgage obligations	571,874	575,169
Total	$ 1,040,353	$ 1,044,367

During 2004 the Company realized gross gains on sales of available for sale securities of $100,000 and gross losses on available for sale securities of $175,000. During 2004 the Company recognized an other-than-temporary impairment loss of $2.8 million on Fannie Mae preferred stock.

There were no sales of securities during 2003. During the year ended December 31, 2002, the Company realized gross gains of $13,000 and gross losses of $32,000 related to the sales of securities available-for-sale.

Securities at December 31, 2004 and 2003 include approximately $552.0 million and $115.5 million, respectively, of securities which are pledged under depository agreements, treasury, tax and loan accounts, and other collateral agreements, including repurchase agreements.

4. Loans Receivable

The components of loans receivable at the dates indicated are as follows (in thousands):

	December 31,
	2004	2003
Residential	$ 1,081,256	$ 481,929
Commercial real estate	339,587	139,555
Commercial	180,897	58,936
Consumer, including home equity loans	485,057	124,830
Total loans receivable	2,086,797	805,250
Less:
Net deferred loan costs and (fees)	5,554	(446)
Allowance for loan losses	(42,716)	(8,608)
Net loans receivable	$ 2,049,635	$ 796,196

The Company grants commercial, consumer and residential loans primarily throughout Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango Counties in New York State. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the employment and economic conditions within these counties.

At December 31, 2004, and 2003, $607.9 million and $334.0 million, respectively, of residential mortgages were pledged as collateral for FHLB advances.

At December 31, 2004 the Company had $8.7 million in loans to directors and executive officers.

4. Loans Receivable (Continued)

The following table sets forth the activity in loans to directors and executive officers during 2004 (in thousands):

Principal balance at December 31, 2003	$ 1,179
Balance of loans to executive officers and directors formerly with BSB	7,325
New loans	460
Repayments and amortization	(273)
Principal balance at December 31, 2004	$ 8,691

Loans to Company directors and executive officers at December 31, 2003 were $1.2 million and the related activity during 2003 was not significant. Loans made to directors and executive officers were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

At December 31, 2004, 2003 and 2002, impaired loans totaled approximately $8.2 million, $1.9 million and $2.0 million, respectively. There was no allowance for loan losses on impaired loans at December 31, 2004 and 2003. The allowance for loan losses on impaired loans as of December 31, 2002, totaled approximately $1.0 million. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans was approximately $7.6 million, $1.4 million and $4.3 million, respectively. Interest income of $37,000 was recognized on impaired loans while such loans were considered impaired during 2004. No interest income was recognized on impaired loans while such loans were considered impaired during 2003 or 2002. Impaired loans do not include accruing loans classified as troubled debt restructurings totaling $3.7 million as of December 31, 2004. There were no troubled debt restructurings for the years ended December 31, 2003 and 2002.

The amount of loans on which the Company has ceased accruing interest totaled approximately $11.2 million, $3.8 million and $10.5 million at December 31, 2004, 2003 and 2002, respectively. The amount of interest not recorded on these nonaccrual loans was approximately $404,000, $223,000 and $200,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The amount of loans 90 days past due and still accruing at December 31, 2004, 2003 and 2002 totaled $871,000, $480,000, and $461,000, respectively.

Changes in the allowance for loan losses for the years indicated are as follows (in thousands):

	2004	2003	2002
Balance at beginning of year	$ 8,608	$ 10,989	$ 7,934
Charge-offs	(14,490)	(4,051)	(3,097)
Recoveries	7,083	570	830
Provision for loan losses	1,160	1,100	1,150
Allowance acquired/recorded in BSB acquisition	40,355	-	4,172
Balance at end of year	$ 42,716	$ 8,608	$ 10,989

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were approximately $358.2 million, $129.9 million, and $187.7 million at December 31, 2004, 2003 and 2002, respectively.

Custodial escrow balances included in demand deposits were approximately $5.4 million and $2.2 million at December 31, 2004 and 2003, respectively.

5. Premises and Equipment

Premises and equipment at cost less accumulated depreciation and amortization at the dates indicated are as follows (in thousands):

	December 31,
	2004	2003
Land	$ 4,997	$ 3,073
Banking premises	26,668	15,866
Furniture, fixtures and equipment	14,469	9,775
Construction in process	578	205
Total cost	46,712	28,919
Less: Accumulated depreciation and amortization	(17,525)	(15,296)
	$ 29,187	$ 13,623

6. Land and Buildings Held for Sale

In 2004 the Company transferred a vacant office building from held-for-sale to premises and equipment, as the building is being used for the Company's operations center subsequent to the BSB acquisition. The net book value at the time of the transfer was $3.0 million. Impairment charges of $32,000 and $170,000 were recorded on this property during 2003 and 2002, respectively, based on management's reassessment of the estimated fair value.

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

Another property classified as held for sale was a former branch location that was consolidated into a new branch office less than a mile away. This property was sold in 2002 for $472,000, resulting in a net gain of $136,000.

7. Accrued Interest Receivable

Accrued interest receivable at the dates indicated consists of the following (in thousands):

	December 31,
	2004	2003
Loans	$ 6,462	$ 2,734
Securities	6,871	2,502
Total accrued interest receivable	$ 13,333	$ 5,236

8. Deposits

Deposits consisted of the following at the dates indicated (in thousands):

	December 31,
	2004	2003

Savings accounts	$ 300,678	$ 156,469
Money market accounts	543,591	153,320
Time accounts	929,911	297,273
Demand deposits and NOW accounts	463,335	189,016
Total deposits	$ 2,237,515	$ 796,078

8. Deposits (Continued)

The maturity of time accounts at December 31, 2004 follows (dollars in thousands):

	December 31, 2004
Maturity	Amount	Percent

One year or less	$ 517,605	55.7%
Over one year to two years	227,033	24.4%
Over two years to three years	127,621	13.7%
Over three years to four years	34,541	3.7%
Over four years to five years	22,311	2.4%
Over five years	800	0.1%
Total time accounts	$ 929,911	100.0%

The aggregate amount of time accounts $100,000 or greater was approximately $346.5 million and $55.5 million at December 31, 2004 and 2003, respectively. Deposit amounts in excess of $100,000 are not federally insured.

9. Borrowings

The following is a summary of borrowings at the dates indicated (in thousands):

	December 31,
	2004	2003
Repurchase agreements	$ 42,578	$ 26,069
Federal Home Loan Bank term advances	701,189	263,500
Federal Home Loan Bank overnight line of credit	32,100	1,000
Other	946	-
Total borrowings	$ 776,813	$ 290,569

The following table sets forth certain information with respect to the overnight line of credit and repurchase agreements at and for the years indicated (dollars in thousands):

	December 31,
	2004	2003	2002

FHLB Overnight Line of Credit:
Maximum month-end balance	$ 76,000	$ 13,000	$ -
Balance at end of year	32,100	1,000	-
Average balance during year	13,534	1,058	-
Weighted average interest rate at end of year	2.36%	1.04%	-
Weighted average interest rate during year	1.82%	1.16%	-

Repurchase agreements:
Maximum month-end balance	$ 44,675	$ 44,294	$ 44,971
Balance at end of year	42,578	26,069	44,971
Average balance during year	34,894	34,668	28,028
Weighted average interest rate at end of year	0.84%	1.04%	1.73%
Weighted average interest rate during year	0.85%	1.21%	2.28%

Repurchase agreements outstanding at December 31, 2004 are at interest rates ranging from 0.10% to 7.25%, and were at interest rates ranging from 0.34% to 7.25% at December 31, 2003. At December 31, 2004 and 2003, the fair value of securities pledged under repurchase agreements approximated $47.2 million and $46.1 million, respectively.

9. Borrowings (Continued)

As of the dates indicated, balances of FHLB term advances mature as follows (dollars in thousands):

	December 31, 2004		December 31, 2003
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount
Maturing
2004			2.91%	33,500
2005	3.47%	212,005	4.21%	70,000
2006	3.19%	181,575	3.63%	90,000
2007	3.27%	121,345	3.31%	55,000
2008	3.62%	65,676	2.79%	15,000
2009	4.48%	120,588
Total FHLB term advances	3.55%	$ 701,189	3.58%	$ 263,500

Six of the Company's fixed-rate FHLB advances totaling $185.0 million at December 31, 2004 are callable quarterly. If called, the Company has the option to reprice the advance at the then-current FHLB rates, or repay the advance.

The following table sets forth information about the FHLB callable advances at December 31, 2004 (dollars in thousands):

	Weighted Average
Maturity	Interest Rate	Amount
2005	6.03%	$ 45,000
2008	4.73%	20,000
2011	4.48%	120,000

The Company had available $915.9 million and $351.5 million in borrowing capacity with the FHLB (subject to limitations) at December 31, 2004 and 2003, respectively, of which approximately $727.9 million and $263.5 million, respectively, was outstanding. At December 31, 2004, the Company had available lines of credit of $150.0 million with the FHLB, subject to the amount of available collateral, and had $32.1 million outstanding as of December 31, 2004. This outstanding balance and other borrowings with the FHLB are collateralized by certain mortgage loans, mortgage-backed securities, other investment securities, and FHLB stock under a blanket pledge agreement with the FHLB.

10. Junior Subordinated Obligations

The Company acquired three subsidiaries of BSB Bancorp that were formed to issue trust preferred securities: BSB Capital Trust I, L.L.C. ("Trust I"), BSB Capital Trust II, L.L.C. ("Trust II") and BSB Capital Trust III, L.L.C. ("Trust III"). The Company owns 100% of the common interest of each of the trusts.

Trust I has outstanding $16.5 million of 8.125% fixed rate trust preferred securities. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The proceeds from the offering of Trust I are invested in junior subordinated obligations of the Company, which are the sole assets of the trust.

Trust II has outstanding $10.0 million of floating rate securities maturing in 2032. These securities pay interest at the six-month London InterBank Offering Rate ("LIBOR") plus 370 basis points. The trust preferred securities are non-voting, mandatorily redeemable in 2032 and guaranteed by the Company. The proceeds from the offering of Trust II are invested in junior subordinated obligations of the Company, which are the sole assets of the trust.

Trust III has outstanding $15.0 million of floating rate securities maturing in 2033. These securities pay interest at the three-month LIBOR plus 355 basis points. The trust preferred securities are non-voting, mandatorily redeemable in 2033 and guaranteed by the Company. The proceeds from the offering of Trust III are invested in junior subordinated obligations of the Company, which are the sole assets of the trust.

The Company had a $1.7 million investment in the trusts at December 31, 2004.

10. Junior Subordinated Obligations (Continued)

The trusts are variable interest entities ("VIE's") as defined by FASB Interpretation No. 46 ("FIN 46 R"). The Company is not the primary beneficiary of the VIE's and as such they are not consolidated in the Company's financial statements in accordance with FIN 46R. Liabilities owed to the trusts, totaling $43.2 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2004.

11. Employee Benefit Plans

Defined Benefit Plan and Postretirement Benefits

The Company has two noncontributory pension plans. One plan covers substantially all former SBU employees that met eligibility requirements prior to November 1, 2002, at which time the Company froze all pension benefit accruals and participation in the Plan. The former BSB plan covers substantially all former BSB employees that met eligibility requirements prior to July 14, 2004 at which time all benefits under the plan were frozen. Under the Plans, retirement benefits are primarily a function of both the years of service and the level of compensation. The amounts contributed to the plans are determined annually on the basis of (a) the maximum amount that can be deducted for Federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974.

Both SBU and BSB maintained postretirement benefit plans that provide medical and life insurance benefits to eligible retirees. Subsequent to the acquisition, benefits for most of the BSB active participants were changed to those under the Company's plan. However, a select group of active participants and all retirees/beneficiaries of BSB remained under the BSB plan. The active participants from BSB who were transferred into the SBU plan increased the October 1, 2004 accumulated postretirement benefit obligation by $984,000. The retirees and select group of active participants that remain under the former BSB plan provisions increased the October 1, 2004 accumulated postretirement benefit obligation by $4.7 million. The costs of these benefits are accrued over the employment period of the active employees. The postretirement benefit plan is unfunded. Participation in this plan is limited to personnel meeting eligibility requirements prior to November 1, 2002. No additional employees are eligible for benefits subsequent to that date, except for the addition of BSB participants discussed above.

11. Employee Benefit Plans (Continued)

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the plans at December 31 (using a measurement date of October 1) (in thousands). This table combines the Company's two pension plans.

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at
beginning of year	$ 9,450	$ 9,962	$ 2,704	$ 3,160
Service cost	-	26	100	58
Interest cost	919	586	235	205
Actuarial loss (gain)	2,147	748	534	(597)
Benefits paid	(963)	(529)	(177)	(122)
Plan amendments	-	-	229	-
Benefit obligation from acquisition	26,029	-	5,311	-
Curtailment	-	(1,343)	-	-
Benefit obligation at
end of year	$ 37,582	$ 9,450	$ 8,936	$ 2,704

Change in plan assets:
Fair value of plan assets
at beginning of year	$ 9,269	$ 8,795	$ -	$ -
Actual return on plan assets	924	1,003	-	-
Employer contributions	-	-	177	122
Benefits paid	(963)	(529)	(177)	(122)
Plan assets obtained in acquisition	26,590	-	-	-
Fair value of plan assets
at end of year	$ 35,820	$ 9,269	$ -	$ -

Reconciliation of funded status to
net amount recognized:
Funded status	$ (1,762)	$ (181)	$ (8,936)	$ (2,704)
Unrecognized prior service cost	-	-	471	263
Unrecognized actuarial loss (gain)	3,326	826	(1,241)	(1,879)
Net amount recognized	$ 1,564	$ 645	$ (9,706)	$ (4,320)

Amounts recognized in the consolidated balance sheet consist of (in thousands):

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Accrued benefit cost	$ (1,564)	$ (645)	$ (9,706)	$ (4,320)
Additional minimum liability	(3,326)	(826)	-	-
Net amount accrued	$ (1,762)	$ (181)	$ (9,706)	$ (4,320)

The following table is presented as the plans have an accumulated benefit obligation in excess of plan assets (in thousands):

	Pension Benefits		Pension Benefits
	(former SBU plan)		(former BSB plan)	Postretirement Benefits
	2004	2003	2004	2004	2003
Projected benefit obligation	$ 9,859	$ 9,450	$ 27,723
Accumulated benefit obligation	9,859	9,450	27,723	$ 8,936	$ 2,704
Fair value of plan assets	9,412	9,269	26,408	-	-

11. Employee Benefit Plans (Continued)

The composition of the net periodic benefit plan (credit) cost for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$ -	$ 26	$ 272	$ 100	$ 58	$ 44
Interest cost	919	586	665	235	205	202
Amortization of unrecognized actuarial gain	-	-	(151)	(104)	(67)	(88)
Amortization of unrecognized
prior service cost	-	1	7	21	21	21
Expected return on plan assets	(1,277)	(879)	(1,093)	-	-	-
Curtailment credit	-	(87)	-	-	-	-
Net periodic benefit plan (credit) cost	$ (358)	$ (353)	$ (300)	$ 252	$ 217	$ 179

Unrecognized net actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets are amortized over the average remaining service period of active plan participants.

The following weighted-average assumptions were used to determine benefit obligations for these plans:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	4.00%

The rate of compensation increase is not applicable in 2004 or 2003 since the Company froze the former SBU plan as of November 1, 2002 and BSB's plan was frozen upon acquisition.

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	4.00%	4.50%

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plans' target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plans' target allocation, the expected rate of return is determined to be 9.0% which is approximately the midpoint of the range of expected returns.

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. This rate was assumed to decrease gradually to 3.75% by 2010 and remain at that level thereafter.

The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2004 would have increased by $685,000 and the aggregate of service and interest cost would have increased by $45,000. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2004 would have decreased by $552,000 and the aggregate of service and interest cost would have decreased by $35,000.

11. Employee Benefit Plans (Continued)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The reduction of the accumulated postretirement benefit obligations ("APBO") for the BSB portion of the plan due to the subsidy is estimated as $538,000 as of October 1, 2004. The reduction of net periodic benefit cost for this portion of the plan was not material in 2004.

To date, guidance has not been finalized on how to measure actuarial equivalence and the corresponding subsidy when employees pay a significant portion of plan costs. Consequently, due to the employee cost-sharing, and the lack of complete guidance on how to treat employee cost-sharing, it is unclear whether the SBU portion of the plan will be deemed to provide actuarially equivalent prescription drug benefits to those to be provided by Medicare. Preliminary estimates of the potential subsidy (if any), indicate that such subsidy would have an immaterial effect on the measurement of costs and liabilities for this portion of the plan. The APBO and net postretirement benefit cost for the SBU portion of the plan do not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D of the Act.

Plan assets for the Partners Trust Bank pension plan were managed by the Company's internal trust department in 2004 and by RSI Retirement Trust in 2003. This pension plan's weighted-average asset allocations at October 1, 2004 and 2003 by asset category are as follows:

	Plan assets at	Plan assets at
	October 1, 2004	October 1, 2003
Equity securities	56%	67%
Debt securities	38%	33%
Cash equivalents	6%	-
	100%	100%

Plan assets are invested in debt securities, equity securities and cash equivalents to achieve a balanced (income/growth) investment objective. A balanced investment objective provides for an asset allocation of 30%-70% in debt securities, 10%-40% in equity securities and 0-30% in cash equivalents. Asset rebalancing is performed at least annually.

The selection of equity securities is based on an analysis of each company with consideration given to fundamental characteristics including: strength of management, past earnings performance and future outlook, dividend record, financial strength, and industry position.

The selection of debt securities emphasizes high quality bonds with laddered maturities extending to ten years with an average portfolio maturity of approximately five years. U.S. Treasury and government agency issues as well as corporate issues rated "A" or better are used.

The selection of cash equivalents include money market funds, certificates of deposits and short-term government, agency or corporate issues.

Plan assets for the former BSB pension plan are managed by RSI Retirement Trust. This pension plan's weighted-average asset allocations at October 1, 2004 by asset category are as follows:

Plan assets at
October 1, 2004
Equity securities	69%
Debt securities (bond mutual funds)	31%
Total	100%

Former BSB plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the "Trust"), a no load series open-ended mutual fund. In addition, a small portion of the assets (less than 1%) is invested in RS Group common stock. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

11. Employee Benefit Plans (Continued)

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

The Company does not expect to make any contributions to its pension plans in 2005. The Company expects to contribute approximately $455,000 to the postretirement plan in 2005.

The following benefit payments, as appropriate, are expected to be paid from the pension plans:

Year ending December 31:
2005	$ 1.8 million
2006	1.8 million
2007	1.9 million
2008	2.0 million
2009	2.1 million
Years 2010-2014	12.5 million

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the postretirement benefit plan:

Year ending December 31:
2005	$ 455,000
2006	458,000
2007	463,000
2008	475,000
2009	470,000
Years 2010-2014	$2.3 million

Defined Contribution Plan

The Company also maintains two defined contribution employee savings 401(k) plans, one of which was assumed from BSB. Company contributions associated with the plans amounted to approximately $462,000, $299,000 and $214,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Supplemental Retirement Income Agreement

The Company maintains an Executive Supplemental Retirement Income Agreement (the "SERP") with the Chief Executive Officer (the "CEO"). Under the terms of the SERP, upon the CEO's retirement on or after attainment of age 65, the CEO will be entitled to an annual supplemental retirement income benefit equal to 60% of his average annual base salary over the three years prior to retirement or attainment of age 65, payable in monthly installments for 180 months. The SERP also contains provisions regarding the benefits payable to the CEO or his beneficiary in the event of early retirement, disability, death or a change in control of the Company. The Company has also entered into an endorsement split dollar agreement for the benefit of the CEO, under which the Company purchased life insurance to provide death benefits to the CEO's beneficiary until the CEO attains age 60. The Company will pay the annual premiums on the policy and will have an interest in the policy equal to the greater of the aggregate amount of the premiums paid or the policy's entire cash surrender value. The accrued benefit liability under the SERP was approximately $467,000 and $310,000 as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a net expense of approximately $157,000, $124,000 and $156,000, respectively, related to the SERP, including premiums paid and earnings on the life insurance policy. The cash surrender value of the life insurance policy as of December 31, 2004 and 2003 was $299,000 and $142,000 respectively.

12. Stock-Based Compensation Plans

Employee Stock Ownership Plan

The Company established an ESOP in 2002 in conjunction with the initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. In 2002 the ESOP borrowed $5.1 million from the Company and used the funds to purchase approximately 8.0% of the shares issued in the offering, or 998,128 shares. The ESOP borrowed $11.9 million from the Company in 2004 and used the funds to purchase 1,190,000 shares during the Company's second-step conversion. These loans will be repaid principally from the Company's discretionary contributions to the ESOP over ten year amortization periods. At December 31, 2004 and 2003, the ESOP had total loans outstanding of $14.5 million and $4.2 million, respectively, with weighted average interest rates of 4.64% and 5.75%, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loans are repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation. Unallocated ESOP shares are pledged as collateral on the loans and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made to the ESOP each plan year ending on December 31. The Company recorded approximately $2.6 million, $1.1 million and $765,000 of compensation expense related to the ESOP for the years ended December 31, 2004, 2003 and 2002, respectively.

The ESOP shares as of December 31 were as follows:	2004	2003
Allocated shares	418,440	199,626
Unallocated shares	1,769,688	798,502
Total ESOP shares	2,188,128	998,128
Market value of unallocated shares at December 31 (in thousands)	$ 20,617	$ 13,921

Long-Term Equity Compensation Plan

On October 10, 2002, the Company's shareholders approved the Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (the "LTECP").

The LTECP consists of a stock option plan and a Management Recognition Plan (the "MRP"). The primary objective of the LTECP is to enhance the Company's ability to attract and retain highly qualified officers, employees and directors, by providing such persons with stronger incentives to continue to serve the Company and its subsidiaries and to expend maximum effort to improve the business results and earnings of the Company.

Under the LTECP, 1,247,658 shares of authorized but unissued common stock are reserved for issuance upon option exercises. The Company also has the alternative to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year.

BSB stock options were converted into the right to acquire the Company's common stock at an exchange ratio of 3.6 to 1. The exercise price was converted by dividing by the 3.6 to 1 exchange ratio. Most of BSB's stock options fully vested upon change in control or termination of employment due to the acquisition.

The following is a summary of the Company's stock options as of and for the years ended December 31, 2004, 2003 and 2002:

	2004		2003
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,105,763	$ 6.89	1,064,809	$ 6.79
BSB Bancorp options exchanged	4,452,206	7.34	-	-
Granted	137,147	16.28	46,805	9.06
Exercised	(1,744,217)	5.89	(5,851)	6.79
Forfeited	(315,662)	10.29	-	-
Outstanding at end of year	3,635,237	$ 7.98	1,105,763	$ 6.89
Exercisable at end of year	2,497,817	$ 7.39	207,111	$ 6.79

12. Stock-Based Compensation Plans (Continued)

	2002
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	-	$ -
Granted	1,113,564	6.79
Exercised	-	-
Forfeited	(48,755)	6.79
Outstanding at end of year	1,064,809	$ 6.79
Exercisable at end of year	-	$ -

The following table summarizes information on the Company's stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 3.38 - $ 4.77	134,514	$ 4.34	4.6	134,514	$ 4.34
$ 5.19 - $ 7.52	2,331,628	$ 6.60	7.2	1,692,743	$ 6.53
$ 7.99 - $ 11.61	1,056,948	$ 10.45	8.1	670,560	$ 10.17
$ 15.01 - $ 18.66	112,147	$ 17.64	9.2	-	$ -

Under the MRP, 499,064 shares of authorized but unissued shares are reserved for issuance. The Company also can fund the MRP with treasury stock. The fair market value of the shares awarded under the MRP is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the MRP was $733,000, $644,000 and $161,000 in 2004, 2003 and 2002, respectively. The remaining unearned compensation cost of $2.1 million and $2.4 million was reported as a reduction of shareholders' equity at December 31, 2004 and 2003, respectively. Shares awarded under the MRP were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. The following is a summary of the MRP as of and for the years ended December 31, 2004 and 2003:
	2004		2003		2002
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Beginning of year	402,576	$ 6.79	474,108	$ 6.79	-	$ -
Granted	23,402	20.66	-	-	499,062	6.79
Forfeited	(14,971)	6.79	-	-	(24,954)	6.79
Vested	(71,533)	6.79	(71,532)	6.79	-	-
End of year	339,474	$ 7.75	402,576	$ 6.79	474,108	$ 6.79

13. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2004	2003	2002
Current:
Federal	$ 2,641	$ 5,986	$ 3,247
State	999	826	270

Deferred:
Federal	2,135	385	292
State	(86)	71	9
	$ 5,689	$ 7,268	$ 3,818

13. Income Taxes (Continued)

A reconciliation of the applicable federal statutory rate to the effective income tax rate for the years indicated is as follows:

	2004	2003	2002

Federal statutory income tax rate	35%	35%	34%
State tax, net of Federal benefit	3	3	2
Tax exempt income on securities and loans	(4)	(3)	(2)
Income from bank-owned life insurance	(4)	(2)	(4)
Other	2	1	1
Effective income tax rate	32%	34%	31%

The components of deferred income taxes included in other assets in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$ 18,215	$ 2,894
Accrued postretirement benefits	4,019	1,737
Depreciation	-	208
Deferred compensation	782	504
Deferred gain on other real estate owned	339	-
Interest on non-accrual loans	551	319
Writedown of land and buildings held for sale	519	519
Charitable contribution carryforward	354	126
Minimum pension liability adjustment	1,330	330
Other-than-temporary impairment of securities	1,118	-
State operating losses and tax credits	1,848	-
Other	407	623
Total deferred tax assets	29,482	7,260

Deferred tax liabilities:
Bond discount accretion	(118)	(167)
Depreciation	(1,070)	-
Originated mortgage servicing rights	(332)	-
Deferred loan costs	(1,797)	-
Purchase accounting adjustments, net	(7,081)	(3,103)
Net unrealized gain on securities available-for-sale	(1,592)	(1,599)
Total deferred tax liabilities	(11,990)	(4,869)
Net deferred tax assets at end of year	17,492	2,391
Net deferred tax assets at beginning of year	2,391	399
Change in net deferred tax asset	15,101	1,992
Less: Change in deferred tax liability on net unrealized gain on
securities available-for-sale	7	2,118
Change in deferred tax on minimum pension liability	1,000	330
Net deferred tax assets acquired	16,143	-
Deferred tax expense	$ (2,049)	$ (456)

13. Income Taxes (Continued)

The Company's tax deduction for charitable contributions is subject to limitations based on a percentage of taxable income. Contributions in excess of this limitation are carried forward and may be deducted in one or more of the succeeding five tax years. As a result of the cash and common stock contribution to The Partners Trust Bank Charitable Foundation (formerly SBU Bank Charitable Foundation), as well as unused carryforwards acquired from BSB of $464,000, at December 31, 2004 and 2003, the Company had unused charitable contribution carryforwards of approximately $759,000 and $255,000, respectively. The carryforwards expire in various years between 2007 and 2008.

Deferred tax assets are recognized subject to management's judgment that these tax benefits will more likely than not be realized. Based on the sufficiency of taxable temporary items, historical taxable income, as well as anticipated future taxable income, the Company believes it is more likely than not that the gross deferred tax assets at December 31, 2004 and 2003 will be realized.

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

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $5.1 million at December 31, 2004, and the New York State base-year reserve of $20.8 million at December 31, 2004, since the Company does not expect that these amounts will become taxable in the foreseeable future. As a result of the BSB acquisition the Company's asset mix has changed which had an impact on the test that determines whether the Company qualifies as a thrift for New York State tax purposes. At December 31, 2004 the Company qualified as a thrift for New York State tax purposes, however, absent a change in its asset mix or the liquidation of a Bank subsidiary, it is possible that the Company will fail to qualify as a thrift in 2005 for tax purposes causing recapture of the New York State base-year tax bad debt reserves at December 31, 2005. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $1.8 million at December 31, 2004. The unrecognized deferred tax liability with respect to the New York State base-year reserve was $1.0 million (net of Federal benefit) at December 31, 2004.

At December 31, 2004, the Company had state net operating loss carryforwards of $20.2 million which expire in various years through 2024. At December 31, 2004, the Company also had New York State tax credit carryforwards of $1.3 million which may be carried forward indefinitely.

The Company operates a wholly owned real estate investment trust ("REIT") subsidiary, which was formed to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. The income earned on these assets, net of expenses, is distributed to the Company in the form of dividends. Under current New York State tax law, 60% of the dividends received from the REIT are excluded from the Company's taxable income.

The proposed 2005 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary. The bill, if enacted as proposed, would be effective for taxable years beginning on or after January 1, 2005. Assuming that the provision is passed as proposed, the Company would lose the tax benefit associated with the REIT.

14. Earnings Per Share

The following summarizes the computation of earnings per share for the years ended December 31, 2004 and 2003, and for the period from the conversion to a stock bank on April 3, 2002 through December 31, 2002 (in thousands except per share data):

	2004	2003	2002
Basic earnings per share:
Income available to common shareholders	$ 12,140	$ 14,046	$ 6,104
Weighted average basic shares outstanding	36,003	26,390	26,675
Basic earnings per share	$ 0.34	$ 0.53	$ 0.23

Diluted earnings per share:
Income available to common shareholders	$ 12,140	$ 14,046	$ 6,104
Weighted average basic shares outstanding	36,003	26,390	26,675
Effect of dilutive securities:
Stock options	703	293	31
Unearned restricted stock awards	144	130	16
Weighted average diluted shares outstanding	36,850	26,813	26,722
Diluted earnings per share	$ 0.33	$ 0.52	$ 0.23

The effect of dilutive securities calculation for 2004 excludes 126,889 options because the exercise prices of these options was greater than the average market price for the period.

15. Commitments and Contingencies

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

The following presents financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	Contract Amount at
	December 31,
	2004	2003

Commitments to extend credit	$ 61,001	$ 84,216
Letters of credit	7,388	1,018

As of December 31, 2004 and 2003, fixed rate loan commitments totaled $39.3 million and $16.3 million, with rates between 4.25% - 15.5% and 3.74% - 13.75%, respectively.

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

The Company does not issue any guarantees that require liability-recognition or disclosure, other than its standby letters of credit.

15. Commitments and Contingencies (Continued)

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company's standby letters of credit at December 31, 2004 and 2003 was insignificant.

For both commitments to extend credit and letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate.

The Company is required to maintain a reserve balance, as established by Federal Reserve Board regulations. The required average total reserve for the 14-day maintenance periods including December 31, 2004 and 2003 was $780,000 and $15.3 million, respectively, which was satisfied by cash on hand and balances with the Federal Reserve Bank.

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2010. Certain leases provide for renewal options of two five-year terms. Rent expense totaled approximately $1.0 million, $513,000 and $303,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum rentals under these leases are summarized as follows:

Year ending December 31 (in thousands):
2005	$ 1,422
2006	1,241
2007	989
2008	752
2009	699
Thereafter	2,867
Total minimum lease payments	$ 7,970

The payment of dividends by the Bank to the Company is restricted by various laws and regulations. Under current OTS regulations, while the Bank must provide written notice to the OTS prior to any dividend declaration, an application must be approved by the OTS if the total of all dividends declared in any year would exceed the net income for the year plus the retained net income (as defined) of the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. The Bank paid dividends totaling $20 million to the Company in 2004. The Bank paid no dividends to the Company during 2003 or 2002. As of December 31, 2004, approximately $18.5 million was available at the Bank to pay future dividends to the Company without prior OTS approval.

The Company is subject to litigation in the ordinary course of business. Management does not expect such litigation will have a material adverse effect on the Company's financial position.

16. Disclosures about Fair Values of Financial Instruments

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

16. Disclosures about Fair Values of Financial Instruments (Continued)

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

Junior Subordinated Obligations

The carrying amounts of junior subordinated obligations approximates their fair value.

Off-Balance Sheet and Derivative Instruments

Off-balance sheet financial instruments consist of letters of credit and commitments to extend credit. The Company had no derivative instruments other then rate locks and forward commitments related to secondary mortgage market activity at December 31, 2004 and 2003. The fair value of these instruments is not material.

16. Disclosures about Fair Values of Financial Instruments (Continued)

The net carrying amounts and fair values of financial instruments as of the dates indicated are as follows (in thousands):

	December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 85,481	$ 85,481	$ 40,507	$ 40,507
Securities	1,065,311	1,065,312	344,954	344,955
FHLB stock	36,394	36,394	13,225	13,225
Loans held for sale	1,107	1,131	1,390	1,390
Loans receivable	2,092,351	2,120,459	804,804	830,726
Allowance for loan losses	(42,716)	-	(8,608)	-
Net loans receivable	2,049,635	2,120,459	796,196	830,726

Accrued interest receivable	13,333	13,333	5,236	5,236

Financial liabilities:
Deposits	$ 2,237,515	$ 2,220,375	$ 796,078	$ 801,092
Borrowings	776,813	784,558	290,569	292,176
Mortgagors' escrow funds	18,691	18,691	6,056	6,056
Junior subordinated obligations	43,202	43,202	-	-

Accrued interest payable	5,548	5,548	785	785

17. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to assets (as defined), and of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Bank met all capital adequacy requirements to which it was subject.

17. Regulatory Matters (Continued)

As of December 31, 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank and as well capitalized under the regulatory framework of prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios for capital adequacy purposes as of December 31, 2004 and 2003 are also presented in the following table (dollars in thousands):
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Company	$ 333,346	15.7%	$ 169,663	8%	$ -	N/A
Bank	289,453	13.7%	169,368	8%	211,710	10%
Tier I Capital (to Risk-Weighted Assets)
Company	306,682	14.5%	84,832	4%	-	N/A
Bank	262,789	12.4%	84,684	4%	127,026	6%
Tier I Capital (to Assets)
Company	306,682	9.1%	101,411	3%	-	N/A
Bank	262,789	7.8%	101,197	3%	168,662	5%
Tangible Capital (to Tangible Assets)
Company	306,682	9.1%	50,705	1.5%	-	N/A
Bank	262,789	7.8%	50,598	1.5%	-	N/A

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)
Company	$ 143,963	19.7%	$ 58,619	8%	$ -	N/A
Bank	123,415	16.9%	58,569	8%	73,211	10%
Tier I Capital (to Risk-Weighted Assets)
Company	135,355	18.5%	29,310	4%	-	N/A
Bank	114,807	15.7%	29,284	4%	43,927	6%
Tier I Capital (to Assets)
Company	135,355	10.8%	37,460	3%	-	N/A
Bank	114,807	9.2%	37,365	3%	62,275	5%
Tangible Capital (to Tangible Assets)
Company	135,355	10.8%	18,730	1.5%	-	N/A
Bank	114,807	9.2%	18,682	1.5%	-	N/A

17. Regulatory Matters (Continued)

The following is a reconciliation of the Company's equity under accounting principles generally accepted in the United States of America (GAAP) to regulatory capital as of the dates indicated (in thousands):

	December 31,
	2004	2003

GAAP equity	$ 539,649	$ 175,335
Less:
Disallowed intangible assets	(273,780)	(37,582)
Unrealized holding gains on securities
available-for-sale, net of tax	(2,389)	(2,398)
Plus:
Junior subordinated obligations issued to subsidiary trusts	43,202	-
Tier I capital	306,682	135,355

Allowable portion of the allowance for loan losses	26,664	8,608
Total capital	$ 333,346	$ 143,963

18. Parent Company Only Financial Statements

Presented below is the condensed balance sheet as of December 31, 2004 and 2003, and statement of income and statement of cash flows for the years ended December 31, 2004 and 2003 and the period from the Company's conversion from a mutual savings bank on April 3, 2002 to December 31, 2002, for Partners Trust Financial Group, Inc. (in thousands). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet	2004	2003
Assets:
Cash and due from subsidiary bank	$ 41,033	$ 20,865
Securities available-for-sale, at fair value	4,273	3,132
Investment in subsidiary bank	538,962	154,804
Investment in trust subsidiaries	1,702	-
Other assets	1,142	41
Total assets	$ 587,112	$ 178,842

Total liabilities	$ 4,261	$ 3,507
Junior subordinated obligations issued to subsidiary trusts	43,202	-
Total shareholders' equity	539,649	175,335
Total liabilities and shareholders' equity	$ 587,112	$ 178,842

Condensed Statement of Income	2004	2003	2002
Dividends from bank	$ 20,000	$ -	$ -
Interest income	298	257	379
Other income	54	10	-
Total income	20,352	267	379

Interest on junior subordinated obligations	1,298	-	-
Employee benefits	3,288	1,726	926
Contribution of cash and Company stock to charitable foundation	-	-	2,100
Other operating expenses	448	345	188
Total operating expenses	5,034	2,071	3,214
Net income (loss) before income taxes and equity in
undistributed (loss) income of subsidiary bank	15,318	(1,804)	(2,835)

Income tax benefit	1,601	532	1,019
Equity in undistributed (loss) income of subsidiary bank	(4,779)	15,318	7,920
Net income	$ 12,140	$ 14,046	$ 6,104

18. Parent Company Only Financial Statements (Continued)
Condensed Statement of Cash Flows	2004	2003	2002
Operating activities:
Net income	$ 12,140	$ 14,046	$ 6,104
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiary bank	4,779	(15,318)	(7,920)
Net premium amortization on securities	23	7	-
Decrease (increase) in other assets	26	(32)	-
(Decrease) increase in other liabilities	(43)	2,744	921
Contribution of Company common stock to charitable foundation	-	-	1,919
ESOP expense	2,555	1,081	765
MRP expense	733	644	161
Net cash provided by operating activities	20,213	3,172	1,950

Investing activities:
Purchases of securities available-for-sale	(1,445)	(4,165)	-
Net cash used in acquisition activities	(132,098)	-	-
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	299	1,000	-
Investment in equity of subsidiary bank	-	-	(30,966)
Net cash used in investing activities	(133,244)	(3,165)	(30,966)

Financing activities:
Cash dividends	(7,163)	(2,078)	(608)
Net proceeds from sale of common stock	142,372	-	61,933
Loan to ESOP for the purchase of common stock	(11,900)	-	(5,118)
Capitalization of Partners Trust, MHC	-	-	(100)
Dissolve Partners Trust, MHC	59	-	-
Purchase of treasury stock	(437)	(320)	(3,875)
Proceeds from exercise of stock options	10,268	40	-
Net cash provided by (used in) financing activities	133,199	(2,358)	52,232

Net increase (decrease) in cash and cash equivalents	20,168	(2,351)	23,216
Cash and cash equivalents at beginning of period	20,865	23,216	-
Cash and cash equivalents at end of year	$ 41,033	$ 20,865	$ 23,216
Supplemental disclosure of non-cash investing and financing activities:
Recognition of subsidiary bank's existing equity on date of investment in
equity of subsidiary bank	$ -	$ -	$ 101,074

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Partners Trust Financial Group, Inc. :

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Partners Trust Financial Group, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Partners Trust Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

Albany, New York

March 9, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and certain officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on its review of the reports submitted to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 2004 all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with on a timely basis, except for one Form 4 for Ms. Elizabeth Dugan, a director of the Company, covering one transaction.

Additional information regarding directors of the Company is incorporated by reference to the information contained in the "Election of Directors" section of the Company's definitive proxy statement for the annual meeting to be held in April 2005 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the information contained in the "Executive Compensation and Other Information" section of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required herein is incorporated by reference to the information contained in the "Stock Owned by Management" and "Principal Holders of Voting Securities of Partners Trust" sections of the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference to the information contained in the "Compensation Committee Report on Executive Compensation" section of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the information contained in the "Ratification of Appointment of Independent Registered Public Accounting Firm" section of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as a part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2) N/A

(a)(3) Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.1 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.2 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of December 1, 2004

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of November 30, 2004

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.10 Schedule of Director Compensation Arrangements

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

PARTNERS TRUST FINANCIAL GROUP, INC.

Date: March 1, 2005 By: /s/ John A. Zawadzki
John A. Zawadzki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John A. Zawadzki John A. Zawadzki	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005
/s/ Steven A. Covert Steven A. Covert	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2005
/s/ William C. Craine William C. Craine	Director, Chairman of the Board	March 1, 2005
/s/ Robert W. Allen Robert W. Allen	Director	March 1, 2005
/s/ Elizabeth B. Dugan Elizabeth B. Dugan	Director	March 1, 2005
/s/ Richard R. Griffith Richard R. Griffith	Director	March 1, 2005
/s/ Gordon M. Hayes, Jr. Gordon M. Hayes, Jr.	Director	March 1, 2005
/s/ Nicholas O. Matt Nicholas O. Matt	Director	March 1, 2005
/s/ Marybeth K. McCall Dr. Marybeth K. McCall	Director	March 1, 2005
/s/ David A. Niermeyer David A. Niermeyer	Director	March 1, 2005
/s/ William L. Schrauth William L. Schrauth	Director	March 1, 2005
/s/ Dwight E. Vicks, Jr. Dwight E. Vicks, Jr.	Director	March 1, 2005
/s/ John R. Zapisek John R. Zapisek	Director	March 1, 2005

EXHIBIT INDEX

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.1 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.2 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of December 1, 2004

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of November 30, 2004

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.10 Schedule of Director Compensation Arrangements

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