Form 10-K/A
period 2004-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2005-04-20
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

This Annual Report on Form 10-K has been amended to include the name and conformed signature of the Company's independent registered public accounting firm on the reports included in Item 9A and Exhibit 23. The name and conformed signatures were inadvertently omitted from the Form 10-K originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer are providing re-executed Rule 13a-14 certifications dated as of the date of this Amendment and are also furnishing written statements pursuant to Title 18 United States Code, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. The Exhibit section also has been revised to include as Exhibit 23.1 the updated consent of the independent registered public accounting firm.

Except as described above, no other changes have been made to the original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

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
	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$ 1,081,256	51.81%	$ 481,929	59.85%	$ 434,312	53.95%	$ 383,014	63.51%	$ 358,026	58.48%
Commercial real estate	339,587	16.27%	139,555	17.33%	170,430	21.17%	127,750	21.18%	143,297	23.40%
Commercial	180,897	8.67%	58,936	7.32%	56,785	7.05%	32,477	5.39%	46,673	7.62%
Consumer (1)	485,057	23.25%	124,830	15.50%	143,471	17.83%	59,821	9.92%	64,286	10.50%

Total loans receivable	2,086,797	100.00%	805,250	100.00%	804,998	100.00%	603,062	100.00%	612,282	100.00%

Plus (less):
Net deferred costs and (fees)	5,554		(446)		(442)		(437)		(508)
Allowance for loan losses	(42,716)		(8,608)		(10,989)		(7,934)		(7,564)
Net loans receivable	$ 2,049,635		$ 796,196		$ 793,567		$ 594,691		$ 604,210

(1)	Includes home equity loans.

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

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

General. Total assets were $3.7 billion at December 31, 2004, which is $2.4 billion higher than at December 31, 2003. Significant increases occurred in most asset categories as a result of the BSB acquisition. The following table summarizes these changes (in thousands):
	Change from	Amount recognized
	December 31, 2003	as result of
	to December 31, 2004	BSB acquisition (1)

Cash and cash equivalents	$ 44,974	$ 29,248
Securities	720,357	692,666
Loans receivable	1,287,547	1,386,095
Allowance for loan losses	(34,108)	(40,355)
Net loans	1,253,439	1,345,740

Goodwill	211,369	211,493
Other intangible assets, net	25,601	29,828
Other assets	110,772	115,997
Total assets	$ 2,366,512	2,424,972

Deposits	1,441,437	1,542,474
Borrowings (2)	498,879	462,607
Other liabilities	18,680	22,374
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	43,202
Shareholders' equity	364,314
Total liabilities & equity	$ 2,366,512	2,070,657
Net assets acquired		$ 354,315

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

/s/ KPMG LLP

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

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2) N/A

(a)(3) Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.1 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.2 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 2004)

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of November 30, 2004 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 2004)

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.10 Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended December 31, 2004)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company's Form 10-K for the year ended December 31, 2004)

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

PARTNERS TRUST FINANCIAL GROUP, INC.

Date: April 15, 2005 By: /s/ John A. Zawadzki
John A. Zawadzki
President and Chief Executive Officer

EXHIBIT INDEX

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

2.2 Agreement and Plan of Merger By and Between Partners Trust Financial Group, Inc., SBU Bank, Wicked Acquisition Corporation, Partners Trust, MHC and BSB Bancorp, Inc. dated as of December 23, 2003 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.1 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki (incorporated by reference to Exhibit 10.1 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.2 Second Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert (incorporated by reference to Exhibit 10.2 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of December 1, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 2004)

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of November 30, 2004 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 2004)

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Exhibit A to the definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2002 and incorporated by reference herein)

10.10 Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended December 31, 2004)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company's Form 10-K for the year ended December 31, 2004)

23 Consent of KPMG LLP

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 23

Consent of Independent Registered Public Accounting Firm

The Board of Directors

Partners Trust Financial Group, Inc.

We consent to incorporation by reference in the registration statements on Forms S-8 (Nos. 333-117724 and 333-117723) of Partners Trust Financial Group, Inc. of our reports dated March 9, 2005, with respect to the consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004 annual report on Form 10-K/A of Partners Trust Financial Group, Inc.

/s/ KPMG LLP

Albany, New York

April 20, 2005

Exhibit 31.1

CERTIFICATION

I, John A. Zawadzki, certify that:

1. I have reviewed this annual report on Form 10-K/A of Partners Trust Financial Group, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operations of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: April 15, 2005

By: /s/ John A. Zawadzki

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Steven A. Covert, certify that:

1. I have reviewed this annual report on Form 10-K/A of Partners Trust Financial Group, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operations of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: April 15, 2005

By: /s/ Steven A. Covert

Executive Vice President

Chief Operating Officer and
Chief Financial Officer

Exhibit 32.1

Written Statement of Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer of Partners Trust Financial Group, Inc. (the "Company"), hereby certifies that to his knowledge on the date hereof:

(a) the Form 10-K/A of the Company for the Annual Period Ended December 31, 2004, filed on the date hereof with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John A. Zawadzki
John A. Zawadzki
President and Chief Executive Officer
Date: April 15, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Partners Trust Financial Group, Inc. and will be retained by Partners Trust Financial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Written Statement of Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Financial Officer of Partners Trust Financial Group, Inc. (the "Company"), hereby certifies that to his knowledge on the date hereof:

(a) the Form 10-K/A of the Company for the Annual Period Ended December 31, 2004, filed on the date hereof with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven A. Covert
Steven A. Covert
Executive Vice President, Chief Operating Officer and
Chief Financial Officer
Date: April 15, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Partners Trust Financial Group, Inc. and will be retained by Partners Trust Financial Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.