Form 10-Q
period 2005-03-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2005-04-29
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2005

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

YES X NO _____

As of April 13, 2005, there were issued and outstanding 49,914,618 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2005	2004
Assets	(In thousands, except share data)
Cash and due from banks	$ 50,528	$ 54,633
Federal funds sold	23,365	30,848
	73,893	85,481
Securities available-for-sale, at fair value	1,152,192	1,064,070
Securities held-to-maturity (fair value of $1,033 at March 31, 2005 and
$1,242 at December 31, 2004)	1,012	1,241
Federal Home Loan Bank of New York ("FHLB") stock	34,488	36,394
Loans held for sale	1,148	1,107
Loans receivable	2,061,482	2,092,351
Less: Allowance for loan losses	(42,796)	(42,716)
Net loans receivable	2,018,686	2,049,635
Premises and equipment, net	28,775	29,187
Land and buildings held for sale	741	1,400
Accrued interest receivable	14,237	13,333
Bank-owned life insurance	68,740	68,079
Other real estate owned and repossessed assets	319	1,055
Goodwill	245,575	245,892
Other intangible assets, net	26,567	28,889
Other assets	26,997	25,864
Total Assets	$ 3,693,370	$ 3,651,627

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 238,272	$ 235,994
Interest bearing	2,042,924	2,001,521
Total deposits	2,281,196	2,237,515
Borrowings	736,419	776,813
Mortgagors' escrow funds	13,229	18,691
Other liabilities	82,266	35,757
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,156,312	3,111,978

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized,
49,987,700 shares issued at March 31, 2005 and 49,722,984 shares
issued at December 31, 2004	5	5
Additional paid-in capital	437,913	435,604
Retained earnings	123,420	120,597
Accumulated other comprehensive income	(7,792)	394
Treasury stock (73,233 shares at March 31, 2005 and 60,971 shares
at December 31, 2004)	(724)	(593)
Unallocated ESOP shares (1,715,734 shares at March 31, 2005 and
1,769,688 shares at December 31, 2004)	(13,867)	(14,293)
Unearned restricted stock awards	(1,897)	(2,065)
Total shareholders' equity	537,058	539,649
Total Liabilities and Shareholders' Equity	3,693,370	$ 3,651,627

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended March 31,
	2005	2004
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 28,326	$ 12,205
Federal funds sold and interest bearing deposits	280	39
Securities	11,791	3,490
Total interest income	40,397	15,734

Interest expense:
Deposits:
Savings accounts	242	112
Money market accounts	1,629	282
Time accounts	7,224	1,904
NOW accounts	110	39
	9,205	2,337
Borrowings:
Repurchase agreements	83	70
FHLB advances	5,735	2,352
Mortgagors' escrow funds	46	18
	5,864	2,440
Junior subordinated obligations	709	-
Total interest expense	15,778	4,777
Net interest income	24,619	10,957
Provision for loan losses	-	-
Net interest income after provision for loan losses	24,619	10,957

Non-interest income:
Service fees	3,749	1,731
Trust and investment services	786	500
Income from bank-owned life insurance	661	287
Net gain on sale of loans	58	103
Other income	191	14
Total non-interest income	5,445	2,635

Non-interest expense:
Salaries and employee benefits	10,021	4,911
Occupancy and equipment expense	2,020	990
Marketing expense	861	253
Professional services	803	399
Technology expense	1,949	701
Amortization of intangible assets	2,290	217
Acquisition and conversion expense	-	113
Other expense	2,565	1,194
Total non-interest expense	20,509	8,778
Income before income tax expense	9,555	4,814
Income tax expense	3,362	1,622
Net income	$ 6,193	$ 3,192

Basic earnings per share	$ 0.13	$ 0.12
Diluted earnings per share	$ 0.13	$ 0.12

All per share amounts have been restated giving effect to the 1.9502 exchange ratio in the
Company's second step conversion on July 14, 2004.

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)

Balance at December 31, 2003	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	3,192	-	-	-	-	3,192
Other comprehensive income, net of tax	-	-	-	1,206	-	-	-	1,206
Cash dividends ($0.06 per share)	-	-	(742)	-	-	-	-	(742)
ESOP shares committed to be released for allocation (24,953 shares)	-	340	-	-	-	128	-	468
Stock awarded under the Management
Recognition Plan (23,402 shares)	-	259	-	-	224	-	(483)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	177	177
Stock options exercised (24,573 shares)	-	8	-	-	171	-	-	179
Tax benefit of stock options exercised	-	62	-	-	-	-	-	62
Balance at March 31, 2004	$ 1,422	$ 64,079	$ 118,011	$ 3,108	$ (55)	$ (3,966)	$ (2,722)	$ 179,877

Balance at December 31, 2004	$ 5	$435,604	$ 120,597	$ 394	$ (593)	$ (14,293)	$ (2,065)	$ 539,649
Net income	-	-	6,193	-	-	-	-	6,193
Other comprehensive loss, net of tax	-	-	-	(8,186)	-	-	-	(8,186)
Cash dividends ($0.07 per share)	-	-	(3,370)	-	-	-	-	(3,370)
ESOP shares committed to be released for allocation (53,954 shares)	-	162	-	-	-	426	-	588
Amortization of unearned restricted stock awards	-	-	-	-	-	-	168	168
Tax effect of MRP vesting	-	(18)	-	-	-	-	-	(18)
Purchase of treasury stock (12,262 shares)	-	-	-	-	(131)	-	-	(131)
Stock options exercised (264,716 shares)	-	1,697	-	-	-	-	-	1,697
Tax benefit of stock options exercised	-	468	-	-	-	-	-	468
Balance at March 31, 2005	$ 5	$437,913	$ 123,420	$ (7,792)	$ (724)	$ (13,867)	$ (1,897)	$ 537,058

All share and per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$ 8,698	$ 3,676

Investing activities:
Purchases of securities held-to-maturity	(169)	(58)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	398	36
Purchases of securities available-for-sale	(114,908)	(16,752)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	64,323	19,553
Purchases of FHLB stock	(2,173)	(650)
Redemptions of FHLB stock	4,079	700
Net loans repaid by customers	30,658	5,856
Purchases of premises and equipment	(607)	(202)
Proceeds from sale of building held for sale	680	-
Proceeds from sales of other real estate owned	1,412	23
Net cash (used in) provided by investing activities	(16,307)	8,506

Financing activities:
Net increase in deposits	43,681	28,598
Net decrease in mortgagors' escrow funds	(5,462)	(2,159)
Net (decrease) increase in borrowings	(40,394)	3,646
Cash dividends	(3,370)	(742)
Purchase of treasury stock	(131)	-
Proceeds from exercise of stock options	1,697	179
Net cash (used in) provided by financing activities	(3,979)	29,522

Net (decrease) increase in cash and cash equivalents	(11,588)	41,704

Cash and cash equivalents at beginning of period	85,481	40,507

Cash and cash equivalents at end of period	$ 73,893	$ 82,211

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 15,272	$ 4,703
Income taxes	68	148

Non-cash investing activities:
Increase in liability for securities purchased not settled	$ (51,753)	$ -
Transfer of loans to other real estate owned	291	563

	See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended March 31,
	2005	2004
	(In thousands)
Net income	$ 6,193	$ 3,192
Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities
available-for-sale (pre-tax, ($13,643) and $2,009)	(8,186)	1,206
Total other comprehensive (loss) income	(8,186)	1,206
Comprehensive (loss) income	$ (1,993)	$ 4,398

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

The data in the consolidated balance sheet for December 31, 2004 was derived from the Company's 2004 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004. That data, along with the interim financial information presented in the consolidated balance sheet, statements of income, statements of changes in shareholders' equity, condensed statements of cash flows and statements of comprehensive income should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto.

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

The acquisition of BSB was accounted for using the purchase method of accounting and, accordingly, operations acquired from BSB have been included in the Company's financial results since the acquisition date. The assets acquired and liabilities assumed from BSB were recorded at their estimated fair values. In connection with the acquisition, the Company recorded approximately $211.2 million of nondeductible goodwill, $23.7 million of core deposit intangible, $5.1 million of non-compete covenants, and $1.1 million of trust relationship intangible. The goodwill is not being amortized, but is evaluated at least annually for impairment. The core deposit intangible is being amortized over five years using an accelerated method. The non-compete covenants are being amortized over a period of two to three years based on the agreements. The trust relationship intangible is being amortized over ten years using an accelerated method.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

2. Conversion and Business Combination (continued)

The following table summarizes the Company's intangible assets that are subject to amortization (in thousands):

	March 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 27,510	$ 7,871	$ 19,639
Mortgage servicing rights	1,498	418	1,080
Non-compete covenants	5,097	266	4,831
Trust relationship intangible	1,267	250	1,017
Total	$ 35,372	$ 8,805	$ 26,567

	December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 27,510	$ 5,727	$ 21,783
Mortgage servicing rights	1,515	403	1,112
Non-compete covenants	5,097	177	4,920
Trust relationship intangible	1,267	193	1,074
Total	$ 35,389	$ 6,500	$ 28,889

Amortization expense for intangible assets for the year ending December 31, 2005 and the next four years is estimated as follows (in thousands):

	Core Deposit	Mortgage	Non-Compete	Trust Relationship
	Intangible	Servicing Rights	Covenants	Intangible	Total
2005	$ 7,787	$ 243	$ 355	$ 220	$ 8,605
2006	6,072	216	1,274	193	7,755
2007	4,356	191	1,462	167	6,176
2008	2,641	176	1,462	140	4,419
2009	926	130	366	113	1,535

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

2. Conversion and Business Combination (continued)

Presented below is certain unaudited pro forma information for the three months ended March 31, 2004 as if BSB had been acquired on January 1, 2004. These results combine the historical results of BSB into the Company's consolidated statements of income. While certain adjustments were made for the estimated impact of the purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the acquisition, which are not reflected in the pro forma amounts presented.

Three months ended March 31, 2004
(In thousands, except per share data)
Net interest income	$ 27,458
Provision for loan losses	(1,620)
Non-interest income	5,863
Non-interest expense	(22,909)
Income tax expense	(2,788)
Net income	$ 6,004
Basic earnings per share	$ 0.13
Diluted earnings per share	$ 0.13

The proforma consolidated results of operations for the three months ended March 31, 2004 include acquisition related costs recorded on the books of BSB that reduced net income by approximately $103,000, net of tax.

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

The following summarizes the computation of earnings per share for the three months ended March 31, 2005 and 2004 (in thousands except per share data):

	Three months ended March 31,
	2005	2004
Basic earnings per share:
Income available to common shareholders	$ 6,193	$ 3,192
Weighted average basic shares outstanding	47,720	26,501
Basic earnings per share	$ 0.13	$ 0.12

Diluted earnings per share:
Income available to common shareholders	$ 6,193	$ 3,192
Weighted average basic shares outstanding	47,720	26,501
Effect of dilutive securities:
Stock options	720	490
Unearned restricted stock awards	118	178
Weighted average diluted shares outstanding	48,558	27,169
Diluted earnings per share	$ 0.13	$ 0.12

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

3. Earnings Per Share (continued)

The effect of dilutive securities calculation for the first quarter of 2005 excludes 864,883 options because the exercise prices of these options was greater than the average market price for the period.

4. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Pension Benefits
	Three months ended March 31,
	2005	2004

Interest cost	550	144
Expected return on plan assets	(783)	(202)
Amortization of unrecognized
actuarial loss	8	-
Net periodic benefit plan credit	$ (225)	$ (58)

	Postretirement Benefits
	Three months ended March 31,
	2005	2004

Service cost	$ 48	$ 15
Interest cost	131	41
Amortization of unrecognized
actuarial gain	(6)	(26)
Amortization of unrecognized
prior service cost	10	5
Net periodic benefit plan cost	$ 183	$ 35

The Company does not expect to make any contributions to its pension plans in 2005. The Company expects to contribute approximately $455,000 to its post-retirement plan in 2005.

5. Stock-Based Compensation

The Company has granted options under the Long-Term Equity Compensation Plan (the "LTEC Plan") at various times since the LTEC Plan's implementation in October 2002. The options vest over a five year period. The Company accounts for stock options granted under its LTEC Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. All options granted under the LTEC Plan have exercise prices equal to the stock's fair market value at the time of grant. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

The following table presents the weighted-average assumptions and estimated weighted-average fair value of options granted in 2004. There were no options granted in the first quarter of 2005.

2004
Dividend yield	1.48%
Expected volatility	55.28%
Risk-free interest rate	2.96%
Expected life, in years	5
Estimated weighted-average fair value	$ 8.09

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

5. Stock-Based Compensation (continued)

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

Pro forma disclosures for the three months ended March 31, 2005 and 2004, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net income, as reported	$ 6,193	$ 3,192
Add: Stock-based compensation expense related
to restricted stock awards included in reported
net income, net of related tax effects	101	106
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(207)	(206)
Pro forma net income	$ 6,087	$ 3,092
Basic earnings per share:
As reported	$ 0.13	$ 0.12
Pro forma	$ 0.13	$ 0.12
Diluted earnings per share:
As reported	$ 0.13	$ 0.12
Pro forma	$ 0.13	$ 0.11

The pro forma effect on reported net income and earnings per share for the three months ended March 31, 2005 and 2004 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

6. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than commercial and standby letters of credit. Commercial letters of credit are issued to facilitate the movement of goods, typically to an offshore supplier, and generally are short-term (six months or less) in nature. Longer maturities may be considered if multiple shipments of goods are to be covered. A general security interest in the borrower's inventory is typically held as collateral for commercial letters of credit.

Standby letters of credit are issued to insure performance by Bank customers who are in business contracts with third parties. Such instruments are frequently used in construction contracts, but are occasionally used to support the ongoing obligations of other types of business. Cash collateral is generally required for standby letters of credit, although other collateral may also be considered, including a security interest in the business assets of the Borrower.

The Company had approximately $6.6 million of standby letters of credit on March 31, 2005. The fair value of the Company's standby letters of credit at March 31, 2005 was insignificant.

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

  charge-offs of loans, particularly those acquired from BSB Bancorp ("BSB"), may be higher than anticipated;

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

General. Total assets were $3.7 billion at March 31, 2005 and December 31, 2004.

Securities. Securities available-for-sale increased $88.1 million as the Company increased its portfolio of short-term collateralized mortgage obligations, callable federal agency bonds, and adjustable rate mortgage-backed securities. At March 31, 2005, purchases totaling $51.8 million had not yet settled. A liability for this amount is included in other liabilities.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,075,728	52.37%	$ 1,081,256	51.81%
Commercial real estate	329,086	16.02%	339,587	16.27%
Commercial business	170,799	8.32%	180,897	8.67%
Consumer, including home equity loans	478,312	23.29%	485,057	23.25%
Total loans receivable	2,053,925	100.00%	2,086,797	100.00%
Plus (less):
Net deferred loan costs	7,557		5,554
Allowance for loan losses	(42,796)		(42,716)
Net loans receivable	$ 2,018,686		$ 2,049,635

Commercial loans (real estate and business) decreased $20.6 million in the first quarter due primarily to our continued efforts to reduce the Company's exposure to higher risk assets acquired in the BSB acquisition. The rate of decline in the loan portfolio in the first quarter slowed considerably from the $56.0 million decrease experienced in the fourth quarter of 2004. Commercial lending is an important part of our business plan and we expect to see growth in this portion of the loan portfolio in the future.

Asset Quality. Non-performing loans totaled $10.1 million or 0.49% of loans at March 31, 2005, compared to $12.1 million or 0.58% of loans at December 31, 2004. Other real estate owned (ORE) totaled $319,000 at March 31, 2005, a decrease of $736,000 from December 31, 2004. The improvement in non-performing assets occurred as a result of the sale of two parcels of ORE, and through a combination of charge-offs and payments on loans as we work to resolve troubled assets acquired from BSB.

The following table sets forth information regarding non-performing loans and assets.

	At March 31,	At December 31,
	2005	2004
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 2,183	$ 1,885
Commercial real estate	4,511	5,525
Commercial	2,173	3,178
Consumer (1)	842	642
Total non-accruing loans	9,709	11,230
Accruing loans delinquent 90 days or more	426	871
Total non-performing loans	10,135	12,101
Other real estate owned and repossessed assets	319	1,055
Total non-performing assets	$ 10,454	$ 13,156
Total non-performing loans to total loans	0.49%	0.58%
Total non-performing assets to total assets	0.28%	0.36%
Allowance for loan losses to non-performing loans	422.26%	353.00%
Allowance for loan losses to total loans (2)	2.08%	2.05%
_________________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Two loans secured by commercial real estate comprise approximately 45% of non-accruing commercial loans at March 31, 2005. The largest non-performing loan is a $2.5 million commercial real estate loan on property in New York State. The next largest non-performing loan is a $451,000 commercial real estate loan also on property located in New York State.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $21.1 million that warrant increased attention at March 31, 2005 compared with $24.4 million at December 31, 2004. These loans are classified as substandard or worse as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at March 31, 2005. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended March 31,
	2005	2004
Allowance for loan losses at beginning of period	$ 42,716	$ 8,608
Charge-offs	(3,774)	(828)
Recoveries	3,854	544
Provision for loan losses	-	-
Allowance for loan losses at end of period	$ 42,796	$ 8,324
Net (recoveries) charge-offs to average loans (annualized)	(0.02%)	0.14%

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$ 238,272	10.44%	$ 235,994	10.55%
Interest bearing-checking	226,687	9.94%	227,341	10.16%
Total checking	464,959	20.38%	463,335	20.71%
Savings	300,639	13.18%	300,678	13.44%
Money market	531,061	23.28%	543,591	24.29%
Time	984,537	43.16%	929,911	41.56%
Total deposits	$ 2,281,196	100.0%	$ 2,237,515	100.0%

Total deposits increased $43.7 million, or 2.0% to $2.3 billion at March 31, 2005. The increase in the first quarter of 2005 follows a decrease of $44.8 million in total deposits in the fourth quarter of 2004 and occurred primarily in time accounts due in large part to a seasonal increase in municipal deposits.

Shareholders' Equity. Shareholders' equity decreased $2.6 million from December 31, 2004 to $537.1 million at March 31, 2005. Net income was $6.2 million in the first quarter of 2005, which was offset by other comprehensive loss, net of tax, totaling $8.2 million as higher market interest rates reduced the market value of our securities portfolio. In addition, we paid $3.4 million in dividends, which reduced equity, and recorded $2.2 million and $756,000, respectively, of equity related to the exercise of stock options and to the vesting of stock under the Company's ESOP and restricted stock plans.

Average Balance Sheet and Net Interest Analysis

The following tables set forth certain information for the three months ended March 31, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended March 31,
	2005			2004
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 45,013	$ 280	2.52%	$ 17,094	$ 39	0.92%
Securities (1)	1,103,444	11,791	4.33%	359,984	3,490	3.90%
Loans (2)	2,072,267	28,326	5.54%	802,833	12,205	6.11%
Total earning assets	3,220,724	40,397	5.09%	1,179,911	15,734	5.36%
Non-earning assets	421,431			105,550
Total assets	$ 3,642,155			$ 1,285,461

Interest bearing liabilities:
Savings deposits	$ 298,384	$ 242	0.33%	$ 155,588	$ 112	0.29%
Money market accounts	534,189	1,629	1.24%	164,632	282	0.69%
NOW accounts	225,233	110	0.20%	92,632	39	0.17%
Time accounts	960,565	7,224	3.05%	291,606	1,904	2.63%
Borrowings (3)	762,530	5,864	3.12%	296,293	2,440	3.31%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	709	6.66%	-	-	-
Total interest bearing liabilities	2,824,103	15,778	2.27%	1,000,751	4,777	1.92%

Non-interest bearing deposits	234,350			90,137
Non-interest bearing liabilities	38,376			14,607
Total liabilities	3,096,829			1,105,495
Shareholders' equity	545,326			179,966
Total liabilities and shareholders'
equity	$ 3,642,155			$ 1,285,461

Net interest income		$ 24,619			$ 10,957

Net interest rate spread			2.82%			3.44%

Net earning assets	$ 396,621			$ 179,160

Net interest margin			3.10%			3.73%

Ratio of earning assets to total
interest bearing liabilities	114.04%			117.90%

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
	For the Three Months
	Ended March 31,
	2005 vs. 2004
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ 124	$ 117	$ 241
Securities	421	7,880	8,301
Loans, net	(1,232)	17,353	16,121
Total earning assets	(687)	25,350	24,663

Interest bearing liabilities:
Savings accounts	17	113	130
Money market accounts	353	994	1,347
NOW accounts	8	63	71
Time accounts	346	4,974	5,320
Borrowings	(148)	3,572	3,424
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	-	709	709
Total interest bearing liabilities	576	10,425	11,001

Net interest income	$ (1,263)	$ 14,925	$ 13,662

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

General. Net income for the three months ended March 31, 2005 was $6.2 million, or $0.13 per diluted share, compared with $3.2 million, or $0.12 per diluted share for the same period in 2004. The increase in net income is primarily attributable to the acquisition of BSB in July 2004. Return on assets was 0.69% and 1.00% for the three months ended March 31, 2005 and 2004, respectively. Return on equity and return on tangible equity were 4.61% and 9.25%, respectively, for the three months ended March 31, 2005, respectively, compared to 7.13% and 9.03%, respectively, for the same period in 2004.

Net Interest Income. Net interest income for the three months ended March 31, 2005 totaled $24.6 million, an increase of $13.7 million, or 124.7% from the $11.0 million for the same period in 2004. The increase in net interest income reflects the substantial increase in net earning assets resulting from the BSB acquisition. The net interest spread for the three months ended March 31, 2005 was 2.82% compared to 3.44% for the same period in 2004. The net interest margin for the three months ended March 31, 2005 and 2004 was 3.10% and 3.73%, respectively. The decrease in spread and margin occurred primarily as a result of the BSB acquisition, and was further negatively impacted by the low interest rate environment.

The average yield on total loans acquired from BSB was below that of Partners Trust before the acquisition and BSB's cost of funds was also higher. This, in conjunction with the net earning assets of BSB being approximately twice as large as that of Partners Trust at the time of the acquisition, resulted in a significant reduction of our margin. Furthermore, our net interest margin was negatively impacted in the first quarter of 2005 by amortization of the market value adjustments recorded in the acquisition (premiums and discounts on loans, securities, deposits, and borrowings). A reduction of $923,000 in net interest income was recorded in the quarter ended March 31, 2005 representing the net amortization of the purchase accounting adjustments. This equated to an 11 basis point reduction in net interest margin.

In addition, market interest rates remained low during the last year, and as such, the Company's earning assets continued to reprice downward. The Company was not able to decrease rates on deposits at the same pace however, due to competitive pressures and the already low level of rates paid on our deposit accounts, which resulted in additional margin compression during 2004 and into 2005. If the same interest rate environment continues, additional margin compression could occur in the future.

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

No provision for loan losses was recorded for the quarter ended March 31, 2005 or 2004.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended March 31,
	2005	2004	$ Change	% Change
Service fees	$ 3,749	$ 1,731	$ 2,018	117%
Trust and investment services	786	500	286	57%
Income from bank-owned life insurance	661	287	374	130%
Net gain on sale of loans	58	103	(45)	(44%)
Other income	191	14	177	1,264%
Total non-interest income	$ 5,445	$ 2,635	$ 2,810	107%

Non-interest income increased $2.8 million or 106.6% for the three months ended March 31, 2005 compared with the same period in 2004, which primarily reflects the increased revenues derived from the larger customer base and increased investment in bank-owned life insurance that resulted from the BSB acquisition. We had approximately 348,000 customer accounts at March 31, 2005, an increase of approximately 135% from 148,000 customer accounts at March 31, 2004.

Trust and investment services income increased $286,000 or 57.2% due primarily to the increase of approximately $251.9 million in trust assets under management and an increase in the sale of non-deposit investment products resulting from the BSB acquisition.

Our non-interest income amounted to 18.1% and 19.3% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended March 31, 2005 and 2004, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended March 31,
	2005	2004	$ Change	% Change
Salaries and employee benefits	$ 10,021	$ 4,911	$ 5,110	104%
Occupancy and equipment expense	2,020	990	1,030	104%
Marketing expense	861	253	608	240%
Professional services	803	399	404	101%
Technology expense	1,949	701	1,248	178%
Amortization of intangible assets	2,290	217	2,073	955%
Acquisition and conversion expense	-	113	(113)	N/A
Other expense	2,565	1,194	1,371	115%
Total non-interest expense	$ 20,509	$ 8,778	$ 11,731	134%

Non-interest expense increased $11.7 million, or 133.6% to $20.5 million for the three months ended March 31, 2005, compared to $8.8 million for the same period in 2004. The increase reflects the impact of operating a much larger entity.

The increase in salaries and employee benefits reflects the higher employment level of the merged Company. The number of full time equivalent employees increased 174.5% to 777 at March 31, 2005 from 283 at March 31, 2004.

The Company's branch network grew from 16 to 36 with the acquisition of BSB, and occupancy and equipment expense increased accordingly.

Marketing expense increased $608,000 or 240.3% due to our larger geographic presence and increased business development efforts. Furthermore, greater emphasis was placed on advertising in our markets in an effort to increase our brand recognition.

Technology expense increased due to the increased data processing cost associated with running a bank with a much larger customer base that offers a wider variety or products and services.

We recorded $2.3 million of amortization on acquisition-related intangibles for the quarter ended March 31, 2005, primarily for the $23.7 million core deposit intangible recorded in the BSB acquisition.

Acquisition and conversion expense was $113,000 in the first quarter of 2004 related to the BSB acquisition. The Company had no such expenses in 2005.

Other expense was reduced by gains of $383,000 on the sale of ORE in the first quarter of 2005. There were no such gains in the first quarter of 2004. Offsetting these gains were increases in postage ($343,000), contributions ($148,000) and telephone ($141,000) expenses due primarily to the growth in the size of the Company.

Non-interest expenses, excluding acquisition and conversion expenses, as a percent of average total assets decreased to 2.28% (annualized) for the first quarter of 2005, compared to 2.71% for the first quarter of 2004, primarily reflecting our continuing focus on expense control.

Income Tax Expense. Income tax expense was $3.4 million on income before taxes of $9.6 million for the three months ended March 31, 2005, resulting in an effective tax rate of 35.4% compared to income tax expense of $1.6 million on income before taxes of $4.8 million for the same period in 2004, resulting in an effective tax rate of 33.3%.

Supplemental Reporting of Non-GAAP Results of Operations. In addition to results presented in accordance with Generally Accepted Accounting Principles ("GAAP"), we are providing in this report certain non-GAAP financial measures. We believe that providing certain non-GAAP financial measures provides the reader with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on "core operating earnings," which reflect income from continuing operations adjusted to exclude net amortization of fair market value adjustments on net assets acquired in mergers and merger related expenses. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results.

Our core operating earnings rose 133.8% to $8.2 million or $0.17 per diluted share in the first quarter of 2005, compared to $3.5 million or $0.13 per diluted share for the first quarter of 2004.

The following table reconciles core operating earnings to net income in accordance with GAAP.

Core Operating Earnings	Three Months Ended
(In thousands, except per share data)	March 31,
	2005	2004
Net Income as Reported (GAAP)	$ 6,193	$ 3,192
Adjustments
Net amortization of premium on net assets acquired in mergers	1,036	188
Merger and conversion expense	-	113
Amortization of core deposit & trust intangibles	2,201	217
Covenant-not-to-compete expense	89	-
Total adjustments pre-tax	3,326	518
Related income taxes	1,326	207
Total adjustments after-tax	2,000	311
Core Operating Earnings	$ 8,193	$ 3,503

Diluted EPS using Core Operating Earnings	$ 0.17	$ 0.13

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At March 31, 2005, the Bank had $222.6 million in available FHLB borrowing capacity. At March 31, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $204.0 million. Certificates of deposit which are scheduled to mature within one year totaled $585.5 million, excluding purchase accounting adjustments, at March 31, 2005, and borrowings that are scheduled to mature within the same period amounted to $279.0 million, excluding purchase accounting adjustments, at such date.

Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Based on our deposit retention experience we anticipate that a majority of the time deposits maturing within the next year will be retained. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflows occur beyond reasonable levels, we will readjust our deposit pricing strategy or take other measures, such as discontinuing our reinvestment of security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders and to make interest payments on the junior subordinated obligations. At March 31, 2005, the total interest payments due in 2005 on the junior subordinated obligations amounts to approximately $3.0 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At March 31, 2005, the Company had $48.1 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

At March 31, 2005, the Bank had the ability to pay dividends of $17.7 million to the Company without the prior approval of the OTS.

At March 31, 2005, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at March 31, 2005 were $314.9 million and $272.6 million, respectively, or 9.2% and 8.0% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $171.5 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At March 31, 2005, the Bank's total risk-based capital ratio was 14.1%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgements can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity and judgement involved and the material effect that an impairment loss can have on the results of operations. The Company's policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2004. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of the Company's Form 10-K for the year ended December 31, 2004. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2004 to obtain a better understanding of how the Company's financial performance is reported.

Impact of New Accounting Standards

In December of 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We did not adopt SOP No. 03-3 early. The application of SOP No. 03-3 could have an impact on our accounting for future acquisitions.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan (the "Plan") that was impacted by the Act. See footnote 11 to the audited financial statements contained in the Company's 2004 Annual Report on Form 10-K for further information.

To date, guidance has not been finalized on how to measure actuarial equivalence and the corresponding subsidy when employees pay a significant portion of plan costs. Consequently, due to the employee cost-sharing, and the lack of complete guidance on how to treat employee cost-sharing, it is unclear whether the Plan will be deemed to provide prescription drug benefits actuarially equivalent to those to be provided by Medicare. Preliminary estimates of the potential subsidy (if any), indicate that such subsidy would have an immaterial effect on the measurement of costs and liabilities for this plan. The accumulated postretirement benefit obligation and net postretirement benefit cost related to the Plan do not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D of the Act.

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

On April 14, 2005, the SEC adopted a rule that amends the compliance dates for revised SFAS No. 123. The rule allows companies to implement SFAS No. 123 at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, this Statement is effective for the Company as of January 1, 2006, and may be adopted prospectively or retrospectively. Adoption of this statement will affect the Company's results of operations. The method of adoption and extent of the impact has not yet been quantified.

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

The following sets forth the result of our net interest income simulation model as of March 31, 2005 and December 31, 2004.
Change in Interest	March 31, 2005			December 31, 2004
in Basis Points	Annual Net Interest Income
(Rate Shock)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	106,316	183	0.17%	105,789	(322)	-0.30%
Flat	106,133	-	-	106,111	-	-
+100	104,690	(1,443)	-1.36%	105,451	(660)	-0.62%
+200	102,757	(3,376)	-3.18%	104,437	(1,674)	-1.58%
+300	100,793	(5,340)	-5.03%	104,101	(2,010)	-1.89%

The above table indicates that as of March 31, 2005, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 3.2%, or $3.4 million, decrease in net interest income as of March 31, 2005, compared with a decrease of 1.6%, or $1.7 million at December 31, 2004. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 0.17%, or $183,000, increase in net interest income as of March 31, 2005, compared with a decrease of 0.3%, or $322,000 at December 31, 2004. The increase in sensitivity to rising rates as of March 31, 2005 is due primarily to an increase in short-term municipal time deposits of approximately $50 million during the quarter, and to an assumption in our simulation model that the accrued liability of $51.8 million for unsettled security purchases at March 31, 2005 will be funded with overnight borrowings. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated April 29, 2005

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated April 29, 2005

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