Form 10-Q
period 2005-06-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2005-08-04
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2005

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

YES X NO _____

As of July 18, 2005, there were issued and outstanding 50,085,784 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2005	2004
Assets	(In thousands, except share data)
Cash and due from banks	$ 60,622	$ 54,633
Federal funds sold	-	30,848
	60,622	85,481
Securities available-for-sale, at fair value	1,184,511	1,064,070
Securities held-to-maturity (fair value of $829 at June 30, 2005 and $1,241 at
December 31, 2004)	829	1,241
Federal Home Loan Bank of New York ("FHLB") stock	38,142	36,394
Loans held for sale	929	1,107
Loans receivable	2,070,124	2,092,351
Less: Allowance for loan losses	(43,709)	(42,716)
Net loans receivable	2,026,415	2,049,635
Premises and equipment, net	28,165	29,187
Land and buildings held for sale	758	1,400
Accrued interest receivable	13,924	13,333
Bank-owned life insurance	69,416	68,079
Other real estate owned and repossessed assets	134	1,055
Goodwill	244,716	245,892
Other intangible assets, net	24,246	28,889
Other assets	46,356	25,864
Total Assets	$ 3,739,163	$ 3,651,627

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 249,761	$ 235,994
Interest bearing	2,030,807	2,001,521
Total deposits	2,280,568	2,237,515
Borrowings	800,473	776,813
Mortgagors' escrow funds	21,524	18,691
Other liabilities	44,021	35,757
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,189,788	3,111,978

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and
50,061,180 and 49,722,984 shares issued at June 30, 2005 and December 31,
2004, respectively	5	5
Additional paid-in capital	444,562	435,604
Retained earnings	126,952	120,597
Accumulated other comprehensive (loss) income	(518)	394
Treasury stock (73,233 and 60,971 shares at June 30, 2005 and December 31,
2004, respectively)	(724)	(593)
Unallocated ESOP shares (1,661,181 and 1,769,688 shares at June 30, 2005
and December 31, 2004, respectively)	(13,442)	(14,293)
Unearned restricted stock awards	(7,460)	(2,065)
Total shareholders' equity	549,375	539,649
Total Liabilities and Shareholders' Equity	$ 3,739,163	$ 3,651,627

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 28,501	$ 11,966	$ 56,812	$ 24,171
Federal funds sold and interest bearing deposits	45	102	325	141
Securities	13,273	3,152	25,064	6,642
Total interest income	41,819	15,220	82,201	30,954

Interest expense:
Deposits:
Savings accounts	244	127	486	239
Money market accounts	1,908	273	3,537	555
Time accounts	7,808	1,785	15,032	3,689
NOW accounts	117	41	227	80
	10,077	2,226	19,282	4,563
Borrowings:
Repurchase agreements	73	23	156	93
FHLB advances	5,766	2,347	11,500	4,699
Mortgagors' escrow funds	70	27	117	45
	5,909	2,397	11,773	4,837
Junior subordinated obligations	753	-	1,462	-
Total interest expense	16,739	4,623	32,517	9,440
Net interest income	25,080	10,597	49,684	21,554
Provision for loan losses	-	(460)	-	(460)
Net interest income after provision for loan losses	25,080	11,057	49,684	22,014

Non-interest income:
Service fees	4,066	1,972	7,815	3,703
Trust and investment services	870	420	1,656	920
Income from bank-owned life insurance	676	289	1,337	576
Net gain on sale of securities available-for-sale	76	-	76	-
Net gain on sale of loans	30	12	89	115
Other income	142	15	347	29
Total non-interest income	5,860	2,708	11,320	5,343

Non-interest expense:
Salaries and employee benefits	9,880	4,871	19,901	9,782
Occupancy and equipment expense	2,011	991	4,031	1,981
Marketing expense	677	343	1,538	596
Professional services	1,079	329	1,881	728
Technology expense	2,028	997	3,976	1,698
Amortization of intangible assets	2,291	217	4,581	434
Acquisition and conversion expense	-	653	-	766
Other expense	2,347	1,185	4,915	2,379
Total non-interest expense	20,313	9,586	40,823	18,364
Income before income tax expense	10,627	4,179	20,181	8,993
Income tax expense	3,683	1,515	7,044	3,137
Net income	$ 6,944	$ 2,664	$ 13,137	$ 5,856

Basic earnings per share	$ 0.15	$ 0.10	$ 0.28	$ 0.22
Diluted earnings per share	$ 0.14	$ 0.10	$ 0.27	$ 0.22

All per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)

Balance at December 31, 2003	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	5,856	-	-	-	-	5,856
Other comprehensive loss, net of tax	-	-	-	(3,918)	-	-	-	(3,918)
Cash dividends ($0.24 per minority share)	-	-	(1,485)	-	-	-	-	(1,485)
ESOP shares committed to be released for
allocation (25,590 shares)	-	532	-	-	-	256	-	788
Stock awarded under the Management
Recognition Plan (12,000 shares)	-	259	-	-	224	-	(483)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	362	362
Stock options exercised (20,147 shares)	1	108	-	-	171	-	-	280
Tax benefit of stock options exercised	-	62	-	-	-	-	-	62
Balance at June 30, 2004	$ 1,423	$ 64,371	$ 119,932	$ (2,016)	$ (55)	$ (3,838)	$ (2,537)	$ 177,280

Balance at December 31, 2004	$ 5	$ 435,604	$ 120,597	$ 394	$ (593)	$ (14,293)	$ (2,065)	$ 539,649
Net income	-	-	13,137	-	-	-	-	13,137
Other comprehensive loss, net of tax	-	-	-	(912)	-	-	-	(912)
Cash dividends ($0.14 per share)	-	-	(6,782)	-	-	-	-	(6,782)
ESOP shares committed to be released for
allocation (108,507 shares)	-	298	-	-	-	851	-	1,149
Stock awarded under the Management
Recognition Plan (594,997 shares)	-	5,938	-	-	-	-	(5,938)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	543	543
Tax effect of MRP vesting	-	(18)	-	-	-	-	-	(18)
Purchase of treasury stock (12,262 shares)	-	-	-	-	(131)	-	-	(131)
Stock options exercised (338,196 shares)	-	2,152	-	-	-	-	-	2,152
Tax benefit of stock options exercised	-	588	-	-	-	-	-	588
Balance at June 30, 2005	$ 5	$ 444,562	$ 126,952	$ (518)	$ (724)	$ (13,442)	$ (7,460)	$ 549,375

All share and per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$ 26,907	$ 6,408

Investing activities:
Purchases of securities held-to-maturity	-	(319)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	412	220
Purchases of securities available-for-sale	(287,851)	(50,240)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	131,180	49,467
Proceeds from sales of securities available-for-sale	17,198	-
Purchases of FHLB stock	(12,639)	(650)
Redemptions of FHLB stock	10,891	700
Net loans repaid by (made to) customers	22,649	(11,918)
Purchases of premises and equipment	(1,004)	(1,345)
Proceeds from sale of building held for sale	665	-
Proceeds from sales of other real estate owned	1,948	859
Net cash used in investing activities	(116,551)	(13,226)

Financing activities:
Net increase in deposits	43,053	15,161
Stock subscriptions received	-	41,761
Net increase in mortgagors' escrow funds	2,833	374
Net increase (decrease) in borrowings	23,660	(3,988)
Cash dividends	(6,782)	(1,485)
Purchase of treasury stock	(131)	-
Proceeds from exercise of stock options	2,152	280
Net cash provided by financing activities	64,785	52,103

Net (decrease) increase in cash and cash equivalents	(24,859)	45,285

Cash and cash equivalents at beginning of period	85,481	40,507

Cash and cash equivalents at end of period	$ 60,622	$ 85,792

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 32,056	$ 9,383
Income taxes	5,689	2,496

Non-cash investing activities:
Increase in liability for securities purchased not settled	(10,779)	-
Increase in receivable for securities sold not settled	27,317	-
Transfer of loans to other real estate owned	571	668
Transfer of buildings held for sale into premises and equipment	-	3,045

	See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$ 6,944	$ 2,664	$ 13,137	$ 5,856
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities
available-for-sale (pre-tax, $12,175, ($8,540), ($1,440) and ($6,532))	7,320	(5,124)	(866)	(3,918)
Reclassification adjustment for net gain on available- for-sale securities realized in net income (pre-tax amounts of $76, $ - , $76, and $ - )	(46)	-	(46)	-
Total other comprehensive income (loss)	7,274	(5,124)	(912)	(3,918)
Comprehensive income (loss)	$ 14,218	$ (2,460)	$ 12,225	$ 1,938

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

The data in the consolidated balance sheet for December 31, 2004 was derived from the Company's 2004 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004. That data, along with the interim financial information presented in the consolidated balance sheet, statements of income, statements of changes in shareholders' equity, condensed statements of cash flows and statements of comprehensive income (loss) should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto.

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

In the BSB acquisition, Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of Partners Trust common stock with a market value of $202.7 million (based on the price of common stock sold in the second step conversion immediately prior to the acquisition) to the former BSB shareholders as consideration for the acquisition. BSB Bancorp, Inc. stock options were exchanged for Partners Trust stock options at an estimated value of $11.9 million. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits. In the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank.

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

3. Earnings Per Share (continued)

The following summarizes the computation of earnings per share for the three months and six months ended June 30, 2005 and 2004 (in thousands except per share data):
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Income available to common shareholders	$ 6,944	$ 2,664	$ 13,137	$ 5,856
Weighted average basic shares outstanding	47,481	26,554	47,600	26,527
Basic earnings per share	$ 0.15	$ 0.10	$ 0.28	$ 0.22

Diluted earnings per share:
Income available to common shareholders	$ 6,944	$ 2,664	$ 13,137	$ 5,856
Weighted average basic shares outstanding	47,481	26,554	47,600	26,527
Effect of dilutive securities:
Stock options	633	331	676	411
Unearned restricted stock awards	141	151	127	164
Weighted average diluted shares outstanding	48,255	27,036	48,403	27,102
Diluted earnings per share	$ 0.14	$ 0.10	$ 0.27	$ 0.22

The computation of the number of dilutive securities for the three months and six months ended June 30, 2005 excludes 825,848 and 836,955 options ("anti-dilutive options"), respectively, because the exercise prices of these options was greater than the average market price for the respective periods. There were no anti-dilutive options in the three and six months ended June 30, 2004.

4. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):
	Pension Benefits		Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Interest cost	$ 551	$ 144	$ 1,101	$ 288
Expected return on plan assets	(783)	(202)	(1,566)	(404)
Amortization of unrecognized
actuarial loss	8	-	16	-
Net periodic benefit plan credit	$ (224)	$ (58)	$ (449)	$ (116)

	Postretirement Benefits		Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Service cost	$ 48	$ 15	$ 96	$ 30
Interest cost	131	41	262	82
Amortization of unrecognized
actuarial gain	(6)	(26)	(12)	(52)
Amortization of unrecognized
prior service cost	10	5	20	10
Net periodic benefit plan cost	$ 183	$ 35	$ 366	$ 70

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

The following table presents the weighted-average assumptions and estimated weighted-average fair value of options granted in 2005 and 2004.

	2005	2004
Dividend yield	2.33%	1.48%
Expected volatility	23.65%	55.28%
Risk-free interest rate	3.92%	2.96%
Expected life, in years	5	5
Estimated weighted-average fair value	$ 2.65	$ 8.09

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

Pro forma disclosures for the three months and six months ended June 30, 2005 and 2004, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$ 6,944	$ 2,664	$ 13,137	$ 5,856
Add: Stock-based compensation expense related
to restricted stock awards included in reported
net income, net of related tax effects	225	111	326	218
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(403)	(211)	(610)	(418)
Pro forma net income	$ 6,766	$ 2,564	$ 12,853	$ 5,656
Basic earnings per share:
As reported	$ 0.15	$ 0.10	$ 0.28	$ 0.22
Pro forma	$ 0.14	$ 0.10	$ 0.27	$ 0.22
Diluted earnings per share:
As reported	$ 0.14	$ 0.10	$ 0.27	$ 0.22
Pro forma	$ 0.14	$ 0.10	$ 0.27	$ 0.21

The pro forma effect on reported net income and earnings per share for the three months and six months ended June 30, 2005 and 2004 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

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

The Company had approximately $7.1 million of standby letters of credit on June 30, 2005. The fair value of the Company's standby letters of credit at June 30, 2005 was insignificant.

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

General

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest earning assets, consisting primarily of our loans and securities, and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

General. Total assets were $3.7 billion at June 30, 2005 and December 31, 2004.

Securities. Securities available-for-sale increased $120.4 million to $1.2 billion at June 30, 2005 as the Company increased its portfolio of short-term collateralized mortgage obligations, callable federal agency bonds, and adjustable rate mortgage-backed securities, to take advantage of market rate increases at various times. These purchases were funded with a combination of cash and debt.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,076,502	52.2%	$ 1,081,256	51.8%
Commercial real estate	312,674	15.2%	339,587	16.3%
Commercial and industrial (C&I)	176,117	8.5%	180,897	8.7%
Consumer, including home equity loans	495,950	24.1%	485,057	23.2%
Total loans receivable	2,061,243	100.0%	2,086,797	100.0%
Plus (less):
Net deferred loan costs	8,881		5,554
Allowance for loan losses	(43,709)		(42,716)
Net loans receivable	$ 2,026,415		$ 2,049,635

Total loans (including net deferred loan costs) decreased $22.2 million from year end to June 30, 2005, but increased $8.6 million from March 31, 2005 to June 30, 2005. The increase during the second quarter reflects strong consumer loan growth and a slowing of the rate of decline in the commercial (real estate and C&I) portfolio. Consumer loans increased $10.9 million in the six months ended June 30, 2005, due primarily to growth in the Company's indirect auto lending business during the second quarter. Indirect auto loans totaled $260.3 million at June 30, 2005, representing 52.5% of total consumer loans. We manage the credit risk of indirect auto lending by maintaining relationships with well established dealers in our lending area and by directly underwriting the applications from the dealers, with an emphasis on loans with credit scores above 700.

Commercial loans decreased $31.7 million in the first half of 2005 due primarily to our continued efforts to reduce the Company's exposure to specific higher risk assets acquired in the BSB acquisition. The rate of decline ($11.1 million) in the commercial portfolio in the second quarter of 2005 slowed considerably from the $76.6 million cumulative decrease experienced in the two previous quarters as our successful workout efforts allow us to begin to focus more resources on business development activities. Commercial lending is an important part of our business plan. As we continue to reduce exposure to specified loans acquired in the BSB transaction, we nonetheless plan to focus on growth in this portion of the loan portfolio consistent with our historical underwriting standards.

Asset Quality. Non-performing loans totaled $8.9 million or 0.43% of loans at June 30, 2005, compared to $12.1 million or 0.58% of loans at December 31, 2004. Other real estate owned (ORE) totaled $134,000 at June 30, 2005, a decrease of $921,000 from December 31, 2004. The improvement in non-performing assets occurred as a result of the sale of two parcels of ORE, and through a combination of charge-offs and payments on loans as we work to resolve troubled assets acquired from BSB.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	June 30,	December 31,
	2005	2004
Non-accruing loans:
Residential real estate	$ 2,183	$ 1,885
Commercial real estate	2,014	5,525
Commercial and industrial	3,863	3,178
Consumer (1)	639	642
Total non-accruing loans	8,699	11,230
Accruing loans delinquent 90 days or more	249	871
Total non-performing loans	8,948	12,101
Other real estate owned and repossessed assets	134	1,055
Total non-performing assets	$ 9,082	$ 13,156
Total non-performing loans to total loans	0.43%	0.58%
Total non-performing assets to total assets	0.24%	0.36%
Allowance for loan losses to non-performing loans	488.48%	353.00%
Allowance for loan losses to total loans (2)	2.12%	2.05%
_________________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

The largest non-performing lending relationship is $1.9 million of C&I loans that were added to non-performing status in the second quarter. The remaining $1.9 million in non-accruing C&I loans is comprised of 18 relationships averaging $107,000 each.

Non-performing commercial real estate loans are comprised of 10 relationships, the largest of which is a $574,000 loan secured by an office building in western New York.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $17.9 million that warrant increased attention at June 30, 2005 compared with $24.4 million at December 31, 2004. These loans are classified as substandard or worse as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at June 30, 2005. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Allowance for loan losses at beginning of period	$ 42,796	$ 8,324	$ 42,716	$ 8,608
Charge-offs	(4,097)	(572)	(7,871)	(1,413)
Recoveries	5,010	144	8,864	701
Provision for loan losses	-	(460)	-	(460)
Allowance for loan losses at end of period	$ 43,709	$ 7,436	$ 43,709	$ 7,436
Net recoveries (charge-offs) to average loans (annualized)	0.18%	(0.21%)	0.10%	(0.18%)

The increased level of charge-offs and recoveries in 2005 reflects the impact of the higher credit risk in the BSB loan portfolio, and the vigorous collection efforts that we continue to apply to these troubled loans. The high level of recoveries relative to charge-offs in 2005 reflects the resolution of certain large loans under terms more favorable than anticipated.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$ 249,761	11.0%	$ 235,994	10.5%
Interest bearing-checking	234,651	10.2%	227,341	10.2%
Total checking	484,412	21.2%	463,335	20.7%
Savings	298,967	13.1%	300,678	13.4%
Money market	523,942	23.0%	543,591	24.3%
Time	973,247	42.7%	929,911	41.6%
Total deposits	$ 2,280,568	100.0%	$ 2,237,515	100.0%

Total deposits increased $43.1 million, or 1.9% to $2.3 billion at June 30, 2005. An increase in time deposits of $43.3 million was partially offset by a decrease in money market accounts of $19.7 million, both of which were due primarily to seasonal municipal deposit activity. Checking accounts increased $21.1 million as we experienced growth in both retail and commercial accounts.

Shareholders' Equity. Shareholders' equity increased $9.7 million from December 31, 2004 to $549.4 million at June 30, 2005. Net income was $13.1 million in the six months ended June 30, 2005, which was partially offset by other comprehensive loss, net of tax, totaling $912,000 as higher short-term market interest rates reduced the market value of our securities portfolio. In addition, we paid $6.8 million in dividends, which reduced equity, and recorded $2.7 million and $1.7 million, respectively, of additions to equity related to the exercise of stock options and to the vesting of stock under the Company's ESOP and restricted stock plans.

Average Balance Sheet and Net Interest Analysis

The following tables set forth certain information for the three months and six months ended June 30, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended June 30,
	2005			2004
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 6,734	$ 45	2.68%	$ 42,717	$ 102	0.96%
Securities (1)	1,200,613	13,273	4.43%	349,647	3,152	3.63%
Loans (2)	2,059,281	28,501	5.55%	802,605	11,966	6.00%
Total earning assets	3,266,628	41,819	5.13%	1,194,969	15,220	5.12%
Non-earning assets	407,926			117,089
Total assets	$ 3,674,554			$ 1,312,058

Interest bearing liabilities:
Savings deposits	$ 299,773	$ 244	0.33%	$ 162,924	$ 127	0.31%
Money market accounts	534,674	1,908	1.43%	176,042	273	0.62%
NOW accounts	235,580	117	0.20%	97,717	41	0.17%
Time accounts	991,772	7,808	3.16%	281,172	1,785	2.55%
Borrowings (3)	750,268	5,909	3.16%	295,573	2,397	3.26%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	753	6.99%	-	-	-
Total interest bearing liabilities	2,855,269	16,739	2.35%	1,013,428	4,623	1.83%

Non-interest bearing deposits	235,277			101,154
Non-interest bearing liabilities	40,212			15,331
Total liabilities	3,130,758			1,129,913
Shareholders' equity	543,796			182,145
Total liabilities and shareholders'
equity	$ 3,674,554			$ 1,312,058

Net interest income		$ 25,080			$ 10,597

Net interest rate spread			2.78%			3.29%

Net earning assets	$ 411,359			$ 181,541

Net interest margin			3.08%			3.57%

Ratio of earning assets to total
interest bearing liabilities	114.41%			117.91%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of net deferred loan fees and costs.
(3) Borrowings include mortgagors' escrow funds.

	For the Six Months Ended June 30,
	2005			2004
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 25,768	$ 325	2.54%	$ 29,906	$ 141	0.95%
Securities (1)	1,152,297	25,064	4.39%	354,815	6,642	3.76%
Loans (2)	2,066,125	56,812	5.54%	802,719	24,171	6.06%
Total earning assets	3,244,190	82,201	5.11%	1,187,440	30,954	5.24%
Non-earning assets	414,862			111,319
Total assets	$ 3,659,052			$ 1,298,759

Interest bearing liabilities:
Savings deposits	$ 299,082	$ 486	0.33%	$ 159,256	$ 239	0.30%
Money market accounts	534,433	3,537	1.33%	170,335	555	0.66%
NOW accounts	230,435	227	0.20%	95,175	80	0.17%
Time accounts	976,255	15,032	3.11%	286,389	3,689	2.59%
Borrowings (3)	756,365	11,773	3.14%	295,933	4,837	3.29%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	1,462	6.82%	-	-	-
Total interest bearing liabilities	2,839,772	32,517	2.31%	1,007,088	9,400	1.88%

Non-interest bearing deposits	234,816			95,646
Non-interest bearing liabilities	38,969			14,970
Total liabilities	3,113,557			1,117,704
Shareholders' equity	545,495			181,055
Total liabilities and shareholders'
equity	$ 3,659,052			$ 1,298,759

Net interest income		$ 49,684			$ 21,554

Net interest rate spread			2.80%			3.36%

Net earning assets	$ 404,418			$ 180,352

Net interest margin			3.09%			3.65%

Ratio of earning assets to total
interest bearing liabilities	114.24%			117.91%

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
	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ 78	$ (135)	$ (57)	$ 205	$ (21)	$ 184
Securities	840	9,281	10,121	1,278	17,144	18,422
Loans, net	(962)	17,497	16,535	(2,238)	34,879	32,641
Total earning assets	(44)	26,643	26,599	(755)	52,002	51,247

Interest bearing liabilities:
Savings accounts	8	109	117	26	221	247
Money market accounts	640	995	1,635	960	2,022	2,982
NOW accounts	8	68	76	16	131	147
Time accounts	521	5,502	6,023	872	10,471	11,343
Borrowings	(76)	3,588	3,512	(230)	7,166	6,936
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	-	753	753	-	1,462	1,462
Total interest bearing liabilities	1,101	11,015	12,116	1,644	21,473	23,117

Net interest income	$ (1,145)	$ 15,628	$ 14,483	$ (2,399)	$ 30,529	$ 28,130

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

General. Net income for the three months ended June 30, 2005 was $6.9 million, or $0.14 per diluted share, compared with $2.7 million, or $0.10 per diluted share for the same period in 2004. The increase in net income is primarily attributable to the acquisition of BSB in July 2004. Return on assets was 0.76% and 0.82% for the three months ended June 30, 2005 and 2004, respectively. Return on equity and return on tangible equity were 5.12% and 10.21%, respectively, for the three months ended June 30, 2005, respectively, compared to 5.88% and 7.41%, respectively, for the same period in 2004.

Net Interest Income. Net interest income for the three months ended June 30, 2005 totaled $25.1 million, an increase of $14.5 million, or 136.6% from the $10.6 million for the same period in 2004. The increase in net interest income reflects the substantial increase in net earning assets resulting from the BSB acquisition. The net interest rate spread for the three months ended June 30, 2005 was 2.78% compared to 3.29% for the same period in 2004. The net interest margin for the three months ended June 30, 2005 and 2004 was 3.08% and 3.57%, respectively. As discussed below, the decrease in spread and margin occurred primarily as a result of the BSB acquisition, and was further negatively impacted by higher deposit rates in 2005 due to competitive pressures.

The average yield on total loans acquired from BSB was below that of Partners Trust before the acquisition and BSB's cost of funds was also higher. This, in conjunction with the net earning assets of BSB being approximately twice as much as that of Partners Trust at the time of the acquisition, resulted in a significant reduction of our margin. Furthermore, our net interest margin was negatively impacted in 2005 by amortization of the market value adjustments recorded in the acquisition (net premiums on loans, securities, deposits, and borrowings). A reduction of $923,000 in net interest income was recorded in the quarter ended June 30, 2005 representing the net amortization of the purchase accounting adjustments related to the BSB acquisition. This equated to an 11 basis point reduction in net interest margin.

In addition, the Company is slightly sensitive to increases in interest rates, as the amount of our liabilities whose rates adjust within one year exceeds that of our assets that reprice during the same period. As a result, the significant flattening of the treasury yield curve over the past year combined with competitive pressures has caused our cost of funds to increase by a larger magnitude than our asset yields, causing further margin compression.

The flat yield curve and increasing competitive pressures on deposit rates in our markets during 2005 has caused the spread between the rates at which we lend versus the cost of deposits and borrowings to narrow. Additional margin compression may occur in the future if the current interest rate and competitive environments continue.

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

No provision for loan losses was recorded for the quarter ended June 30, 2005. A negative provision (recapture) of $460,000 was recorded in the second quarter of 2004. This reflected the continued improvement in asset quality as we experienced decreases in non-performing loans and potential problem loans during both periods.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended June 30,
	2005	2004	$ Change	% Change
Service fees	$ 4,066	$ 1,972	$ 2,094	106.2%
Trust and investment services	870	420	450	107.1%
Income from bank-owned life insurance	676	289	387	133.9%
Net gain on sale of securities available-for-sale	76	-	76	-%
Net gain on sale of loans	30	12	18	150.0%
Other income	142	15	127	846.7%
Total non-interest income	$ 5,860	$ 2,708	$ 3,152	116.4%

Non-interest income increased $3.2 million or 116.4% for the three months ended June 30, 2005 compared with the same period in 2004, which primarily reflects the increased revenues derived from the larger customer base and increased investment in bank-owned life insurance that resulted from the BSB acquisition. We had approximately 345,000 customer accounts at June 30, 2005, an increase of approximately 133.6% from 148,000 customer accounts at June 30, 2004.

Trust and investment services income increased $450,000 or 107.1% due primarily to the increase of approximately $278.5 million in trust assets under management and an increase in the sale of non-deposit investment products resulting from the BSB acquisition.

Our non-interest income amounted to 18.9% and 20.4% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended June 30, 2005 and 2004, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended June 30,
	2005	2004	$ Change	% Change
Salaries and employee benefits	$ 9,880	$ 4,871	$ 5,009	102.8%
Occupancy and equipment expense	2,011	991	1,020	102.9%
Marketing expense	677	343	334	97.4%
Professional services	1,079	329	750	228.0%
Technology expense	2,028	997	1,031	103.4%
Amortization of intangible assets	2,291	217	2,074	955.8%
Acquisition and conversion expense	-	653	(653)	(100.0%)
Other expense	2,347	1,185	1,162	98.1%
Total non-interest expense	$ 20,313	$ 9,586	$ 10,727	111.9%

Non-interest expense increased $10.7 million, or 111.9% to $20.3 million for the three months ended June 30, 2005, compared to $9.6 million for the same period in 2004. The increase reflects the impact of operating a much larger entity.

The increase in salaries and employee benefits reflects the higher employment level of the merged Company. The number of full time equivalent employees increased 105.0% to 742 at June 30, 2005 from 362 at June 30, 2004.

The Company's branch network grew from 16 to 36 with the acquisition of BSB, and occupancy and equipment expense increased accordingly.

Marketing expense increased $334,000 or 97.4% due to our larger geographic presence and increased business development efforts. Furthermore, greater emphasis was placed on advertising in our markets in an effort to increase our brand recognition.

Professional services increased $750,000 or 228.0% to $1.1 million for the three months ended June 30, 2005. Legal expense increased $215,000 due primarily to collection activities related to troubled loans acquired from BSB. Accounting and audit fees increased $198,000 and is directly related to the increase in the size of the Company, along with increased financial reporting requirements. Other professional services increased $255,000 due to the cost of processing system enhancements in the second quarter of 2005.

Technology expense increased due to the increased data processing cost associated with running a bank with a much larger customer base that offers a wider variety of products and services.

We recorded $2.3 million of amortization on acquisition-related intangibles for the quarter ended June 30, 2005, primarily for the $23.7 million core deposit intangible recorded in the BSB acquisition.

Acquisition and conversion expense was $653,000 in the second quarter of 2004 related to the BSB acquisition. The Company had no such expenses in 2005.

Other expense increased $1.2 million or 98.1% due to increases in various expense categories, such as postage, supplies, telephone, and insurance, reflecting the larger size of the Company following the BSB acquisition.Non-interest expenses, excluding acquisition and conversion expenses, as a percent of average total assets decreased to 2.21% (annualized) for the second quarter of 2005, compared to 2.72% for the second quarter of 2004, primarily reflecting our continuing focus on expense control.

Income Tax Expense. Income tax expense was $3.7 million on income before taxes of $10.6 million for the three months ended June 30, 2005, resulting in an effective tax rate of 34.9% compared to income tax expense of $1.5 million on income before taxes of $4.2 million for the same period in 2004, resulting in an effective tax rate of 35.7%.

Supplemental Reporting of Non-GAAP Results of Operations. In addition to results presented in accordance with Generally Accepted Accounting Principles ("GAAP"), we are providing in this report certain non-GAAP financial measures. We believe that providing certain non-GAAP financial measures provides the reader with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on "core operating earnings," which reflects what we view as income from continuing operations. Core operating earnings is net income adjusted to exclude net amortization of fair market value adjustments on net assets acquired in mergers, acquisition and conversion expenses, amortization of intangibles and the covenant-not-to-compete expense. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results.

Our core operating earnings rose 171.1% to $8.9 million or $0.19 per diluted share in the second quarter of 2005, compared to $3.3 million or $0.12 per diluted share for the second quarter of 2004.

The following table reconciles core operating earnings to net income in accordance with GAAP.

Core Operating Earnings	Three Months Ended
(In thousands, except per share data)	June 30,
	2005	2004
Net Income as Reported (GAAP)	$ 6,944	$ 2,664
Adjustments
Net amortization of premium on net assets acquired in mergers	1,036	187
Acquisition and conversion expense	-	653
Amortization of core deposit & trust intangibles	2,202	217
Covenant-not-to-compete expense	89	-
Total adjustments pre-tax	3,327	1,057
Related income taxes	1,326	421
Total adjustments after-tax	2,001	636
Core Operating Earnings	$ 8,945	$ 3,300

Diluted EPS using Core Operating Earnings	$ 0.19	$ 0.12

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

General. Net income for the six months ended June 30, 2005 was $13.1 million, or $0.27 per diluted share, compared with $5.9 million, or $0.22 per diluted share for the same period in 2004. The increase in net income is primarily attributable to the acquisition of BSB in July 2004. Return on assets was 0.72% and 0.91% for the six months ended June 30, 2005 and 2004, respectively. Return on equity and return on tangible equity were 4.86% and 9.70%, respectively, for the six months ended June 30, 2005, respectively, compared to 6.50% and 8.21%, respectively, for the same period in 2004.

Net Interest Income. Net interest income for the six months ended June 30, 2005 totaled $49.7 million, an increase of $28.1 million, or 130.5% from the $21.6 million for the same period in 2004. The increase in net interest income reflects the substantial increase in net earning assets resulting from the BSB acquisition. The net interest rate spread for the six months ended June 30, 2005 was 2.80% compared to 3.36% for the same period in 2004. The net interest margin for the six months ended June 30, 2005 and 2004 was 3.09% and 3.65%, respectively. The decrease in spread and margin reflects the same factors discussed in the section of this report titled Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004.

Provision for Loan Losses. No provision for loan losses was recorded for the six months ended June 30, 2005. A negative provision (recapture) of $460,000 was recorded in the six months ended June 30, 2004. This reflected the continued improvement in asset quality as we experienced decreases in non-performing loans and potential problem loans during both periods.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Six months ended June 30,
	2005	2004	$ Change	% Change
Service fees	$ 7,815	$ 3,703	$ 4,112	111.1%
Trust and investment services	1,656	920	736	80.0%
Income from bank-owned life insurance	1,337	576	761	132.1%
Net gain on sale of securities available-for-sale	76	-	76	-
Net gain on sale of loans	89	115	(26)	(22.6%)
Other income	347	29	318	1,096.6%
Total non-interest income	$ 11,320	$ 5,343	$ 5,977	111.9%

Non-interest income increased $6.0 million or 111.9% for the six months ended June 30, 2005 compared with the same period in 2004, which primarily reflects the increased revenues derived from the larger customer base and increased investment in bank-owned life insurance that resulted from the BSB acquisition, as more fully described in the section of this report titled Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004.

Our non-interest income amounted to 18.6% and 19.9% of total revenues (which is comprised of total net interest income and non-interest income), for the six months ended June 30, 2005 and 2004, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Six months ended June 30,
	2005	2004	$ Change	% Change
Salaries and employee benefits	$ 19,901	$ 9,782	$ 10,119	103.5%
Occupancy and equipment expense	4,031	1,981	2,050	103.5%
Marketing expense	1,538	596	942	158.1%
Professional services	1,881	728	1,153	158.4%
Technology expense	3,976	1,698	2,278	134.2%
Amortization of intangible assets	4,581	434	4,147	955.5%
Acquisition and conversion expense	-	766	(766)	(100.0%)
Other expense	4,915	2,379	2,536	106.6%
Total non-interest expense	$ 40,823	$ 18,364	$ 22,459	122.3%

Non-interest expense increased $22.5 million, or 122.3% to $40.8 million for the six months ended June 30, 2005, compared to $18.4 million for the same period in 2004. The increase reflects the impact of operating a much larger entity, as more fully described in the section of this report titled Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004.

Non-interest expenses, excluding acquisition and conversion expenses, as a percent of average total assets decreased to 2.23% (annualized) for the first half of 2005, compared to 2.83% for the same period in 2004.

Income Tax Expense. Income tax expense was $7.0 million on income before taxes of $20.2 million for the six months ended June 30, 2005, resulting in an effective tax rate of 34.9% compared to income tax expense of $3.1 million on income before taxes of $9.0 million for the same period in 2004, resulting in an effective tax rate of 34.9%.

Supplemental Reporting of Non-GAAP Results of Operations. In addition to results presented in accordance with Generally Accepted Accounting Principles ("GAAP"), we are providing in this report certain non-GAAP financial measures. We believe that providing certain non-GAAP financial measures provides the reader with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on "core operating earnings," which reflects what we view as income from continuing operations. Core operating earnings is net income adjusted to exclude net amortization of fair market value adjustments on net assets acquired in mergers, merger and conversion expenses, amortization of intangibles and covenant-not-to-compete expenses. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results.

Our core operating earnings rose 151.9% to $17.1 million or $0.35 per diluted share in the six months ended June 30, 2005, compared to $6.8 million or $0.25 per diluted share for the same period in 2004.

The following table reconciles core operating earnings to net income in accordance with GAAP.

Core Operating Earnings	Six Months Ended
(In thousands, except per share data)	June 30,
	2005	2004
Net Income as Reported (GAAP)	$ 13,137	$ 5,856
Adjustments
Net amortization of premium on net assets acquired in mergers	2,072	375
Acquisition and conversion expense	-	766
Amortization of core deposit & trust intangibles	4,403	434
Covenant-not-to-compete expense	178	-
Total adjustments pre-tax	6,653	1,575
Related income taxes	2,652	628
Total adjustments after-tax	4,001	947
Core Operating Earnings	$ 17,138	$ 6,803

Diluted EPS using Core Operating Earnings	$ 0.35	$ 0.25

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At June 30, 2005, the Bank had $237.9 million in available FHLB borrowing capacity. At June 30, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $276.9 million. Certificates of deposit which are scheduled to mature within one year totaled $584.0 million and borrowings that are scheduled to mature within the same period amounted to $299.2 million, in each case excluding purchase accounting adjustments at June 30, 2005.

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

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders and to make interest payments on the junior subordinated obligations. At June 30, 2005, the total interest payments due in 2005 on the junior subordinated obligations amounts to approximately $3.1 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At June 30, 2005, the Company had $44.8 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

At June 30, 2005, the Bank had the ability to pay dividends of $25.9 million to the Company without the prior approval of the OTS.

On July 20, 2005, the Company announced that its board of directors authorized the repurchase of up to 5 million shares (10%) of its outstanding common stock. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase program is authorized for up to one year, and there can be no assurance that the Company will repurchase all 5 million shares authorized. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company.

At June 30, 2005, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at June 30, 2005 were $323.1 million and $283.9 million, respectively, or 9.3% and 8.2% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $173.0 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At June 30, 2005, the Bank's total risk-based capital ratio was 14.3%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect that an impairment loss can have on the results of operations. The Company's policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2004. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of the Company's Form 10-K for the year ended December 31, 2004. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2004 to obtain a better understanding of how the Company's financial performance is reported.

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

In December 2004, the FASB issued SFAS No. 123, "Share-Based Payment" SFAS No. 123R. This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

On April 14, 2005, the SEC adopted a rule that amends the compliance dates for revised SFAS No. 123R. The rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, this Statement is effective for the Company as of January 1, 2006, and may be adopted prospectively or retrospectively. Adoption of this statement will affect the Company's results of operations. The method of adoption and extent of the impact has not yet been determined.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement is a replacement of APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earning for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. The effective date of this statement is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, this Statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

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

The following sets forth the result of our net interest income simulation model as of June 30, 2005 and December 31, 2004.
Change in Interest	June 30, 2005			December 31, 2004
In Basis Points	Annual Net Interest Income
(Rate Shock)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	105,394	1,215	1.17%	105,789	(322)	-0.30%
Flat	104,179	-	-	106,111	-	-
+100	103,939	(240)	-0.23%	105,451	(660)	-0.62%
+200	102,576	(1,603)	-1.54%	104,437	(1,674)	-1.58%
+300	102,263	(1,916)	-1.84%	104,101	(2,010)	-1.89%

The above table indicates that as of June 30, 2005, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 1.5%, or $1.6 million, decrease in net interest income as of June 30, 2005, compared with a decrease of 1.6%, or $1.7 million at December 31, 2004. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 1.2%, or $1.2 million, increase in net interest income as of June 30, 2005, compared with a decrease of 0.3%, or $322,000 at December 31, 2004. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 27, 2005 (the "Meeting").

At the Meeting, Elizabeth B. Dugan, Dwight E. Vicks, Jr., John R. Zapisek, and John A. Zawadzki; each were re-elected to the Board and proposals to (i) ratify the appointment by the Board of Directors of KPMG LLP as independent registered public accounting firm for Partners Trust for the year ending December 31, 2005; and (ii) approve and adopt an amendment to the Company's Long-Term Equity Compensation Plan; were approved. The votes cast for and withheld for the Board nominees, and for and against these proposals, and the number of abstentions and broker non-votes with respect to each were as follows:

	Votes For	Votes Against	Abstentions and Broker Non-votes
Election of Directors:
Elizabeth B. Dugan	44,390,040	1,026,819	-
Dwight E. Vicks, Jr.	44,406,350	1,010,509	-
John R. Zapisek	44,532,198	884,661	-
John A. Zawadzki	44,621,537	795,322	-

	Votes For	Votes Against	Abstentions and Broker Non-votes
Proposals:
Ratification of KPMG LLP	45,072,389	204,505	139,965
Amendment to the Company's Long-Term Equity Compensation Plan	26,257,777	6,955,727	12,203,355

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated August 4, 2005

John A. Zawadzki
President and Chief Executive Officer

/s/ Steven A. Covert Dated August 4, 2005

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