Form 10-Q
period 2005-09-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2005-11-03
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2005

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

YES X NO _____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

YES _____ NO X

As of October 18, 2005, there were issued and outstanding 49,971,278 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2005	2004
Assets	(In thousands, except share data)
Cash and due from banks	$ 62,040	$ 54,633
Federal funds sold	-	30,848
Total cash and cash equivalents	62,040	85,481
Securities available-for-sale, at fair value	1,163,528	1,064,070
Securities held-to-maturity (fair value of $845 at September 30, 2005 and
$1,241 at December 31, 2004)	842	1,241
Federal Home Loan Bank of New York ("FHLB") stock	38,105	36,394
Loans held for sale	1,172	1,107
Loans receivable	2,150,999	2,092,351
Less: Allowance for loan losses	(37,142)	(42,716)
Net loans receivable	2,113,857	2,049,635
Premises and equipment, net	26,775	29,187
Land and buildings held for sale	674	1,400
Accrued interest receivable	14,862	13,333
Bank-owned life insurance	70,084	68,079
Other real estate owned and repossessed assets	142	1,055
Goodwill	244,700	245,892
Other intangible assets, net	22,263	28,889
Other assets	25,325	25,864
Total Assets	$ 3,784,369	$ 3,651,627

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 250,912	$ 235,994
Interest bearing	2,096,107	2,001,521
Total deposits	2,347,019	2,237,515
Borrowings	800,944	776,813
Mortgagors' escrow funds	9,705	18,691
Other liabilities	32,407	35,757
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,233,277	3,111,978

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and
50,305,098 and 49,722,984 shares issued at September 30, 2005 and
December 31, 2004, respectively	5	5
Additional paid-in capital	441,003	435,604
Retained earnings	135,843	120,597
Accumulated other comprehensive (loss) income	(2,198)	394
Treasury stock (309,537 and 60,971 shares at September 30, 2005 and
December 31, 2004, respectively)	(3,559)	(593)
Unallocated ESOP shares (1,606,028 and 1,769,688 shares at September 30,
2005 and December 31, 2004, respectively)	(13,016)	(14,293)
Unearned restricted stock awards	(6,986)	(2,065)
Total shareholders' equity	551,092	539,649
Total Liabilities and Shareholders' Equity	$ 3,784,369	$ 3,651,627

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except share data)
Interest income:
Loans, including fees	$ 29,396	$ 27,003	$ 86,208	$ 51,174
Federal funds sold and interest bearing deposits	3	140	328	281
Securities	13,925	9,605	38,989	16,247
	43,324	36,748	125,525	67,702

Interest expense:
Deposits:
Savings accounts	243	296	729	535
Money market accounts	1,877	1,140	5,414	1,695
Time accounts	7,778	6,343	22,810	10,032
NOW accounts	117	97	344	177
	10,015	7,876	29,297	12,439
Borrowings:
Repurchase agreements	105	74	261	167
FHLB advances	7,050	5,133	18,550	9,832
Mortgagors' escrow funds	91	89	208	134
	7,246	5,296	19,019	10,133
Junior subordinated obligations	783	554	2,245	554
Total interest expense	18,044	13,726	50,561	23,126
Net interest income	25,280	23,022	74,964	44,576
Provision for loan losses	(9,006)	1,620	(9,006)	1,160
Net interest income after provision for loan losses	34,286	21,402	83,970	43,416

Non-interest income:
Service fees	3,936	3,878	11,751	7,581
Trust and investment services	763	703	2,419	1,623
Income from bank-owned life insurance	667	650	2,004	1,226
Net gain (loss) on sale of securities available-for-sale	82	(68)	158	(68)
Net gain on sale of loans	62	78	151	193
Other income	347	139	694	168
Total non-interest income	5,857	5,380	17,177	10,723

Non-interest expense:
Salaries and employee benefits	9,996	10,030	29,897	19,812
Occupancy and equipment expense	1,986	1,889	6,017	3,870
Marketing expense	741	637	2,279	1,233
Professional services	721	724	2,602	1,452
Technology expense	1,899	1,640	5,875	3,338
Amortization of intangible assets	1,890	2,326	6,471	2,760
Acquisition and conversion expense	-	3,980	-	4,746
Other expense	2,224	2,418	7,138	4,797
Total non-interest expense	19,457	23,644	60,279	42,008
Income before income tax expense	20,686	3,138	40,868	12,131
Income tax expense	7,560	871	14,605	4,008
Net income	$ 13,126	$ 2,267	$ 26,263	$ 8,123

Basic earnings per share	$ 0.27	$ 0.05	$ 0.55	$ 0.25
Diluted earnings per share	$ 0.27	$ 0.05	$ 0.54	$ 0.25

Basic weighted average shares outstanding	47,788,582	43,632,809	47,805,067	32,270,682
Diluted weighted average shares outstanding	48,880,235	44,719,827	48,703,230	33,017,650

All per share amounts have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.

See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)

Balance at December 31, 2003	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	8,123	-	-	-	-	8,123
Other comprehensive income, net of tax	-	-	-	2,001	-	-	-	2,001
Cash dividends ($0.18 per share)	-	-	(4,217)	-	-	-	-	(4,217)
Conversion of minority shares (12,872,594
shares issued and par value changed)	(1,421)	1,421	-	-	-	-	-	-
Net proceeds from sale of common stock in second
step conversion (14,875,000 shares), net of offering
costs of $6,378	2	142,415	-	-	-	-	-	142,417
Common stock acquired by ESOP (1,190,000 shares)	-	-	-	-	-	(11,900)	-	(11,900)
Shares issued in purchase of BSB Bancorp, Inc.
(20,270,464 shares)	2	202,703	-	-	-	-	-	202,705
Value of BSB Bancorp, Inc. stock options exchanged in
Merger	-	11,887	-	-	-	-	-	11,887
ESOP shares committed to be released for
allocation (134,360 shares)	-	655	-	-	-	978	-	1,633
Stock awarded under the Management
Recognition Plan (MRP) (23,402 shares)	-	259	-	-	224	-	(483)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	547	547
Stock options exercised (1,057,176 shares)	-	6,692	-	-	171	-	-	6,863
Tax benefit of stock options exercised	-	1,198	-	-	-	-	-	1,198
Balance at September 30, 2004	$ 5	$ 430,640	$ 119,467	$ 3,903	$ (55)	$ (15,016)	$ (2,352)	$ 536,592

Balance at December 31, 2004	$ 5	$ 435,604	$ 120,597	$ 394	$ (593)	$ (14,293)	$ (2,065)	$ 539,649
Net income	-	-	26,263	-	-	-	-	26,263
Other comprehensive loss, net of tax	-	-	-	(2,592)	-	-	-	(2,592)
Cash dividends ($0.21 per share)	-	-	(10,158)	-	-	-	-	(10,158)
ESOP shares committed to be released for
allocation (163,660 shares)	-	509	-	-	-	1,277	-	1,786
Stock awarded under the Management
Recognition Plan (594,997 shares)	-	(259)	(859)	-	7,056	-	(5,938)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	1,017	1,017
Tax effect of MRP vesting	-	(18)	-	-	-	-	-	(18)
Purchase of treasury stock (843,563 shares)	-	-	-	-	(10,022)	-	-	(10,022)
Stock options exercised (582,114 shares)	-	4,498	-	-	-	-	-	4,498
Tax benefit of stock options exercised	-	669	-	-	-	-	-	669
Balance at September 30, 2005	$ 5	$ 441,003	$ 135,843	$ (2,198)	$ (3,559)	$ (13,016)	$ (6,986)	$ 551,092

See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$ 30,776	$ 19,677

Investing activities:
Net cash used in acquisition activities	-	(110,475)
Purchases of securities held-to-maturity	(104)	(468)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	503	367
Purchases of securities available-for-sale	(387,613)	(74,164)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	218,997	101,248
Proceeds from sales of securities available-for-sale	60,314	11,417
Net purchases of FHLB stock	(1,711)	(2,021)
Net loans (made to) repaid by customers	(55,980)	33,935
Purchases of premises and equipment	(1,748)	(2,686)
Proceeds from sale of building held for sale	1,935	-
Proceeds from sales of other real estate owned	2,223	859
Net cash used in investing activities	(163,184)	(41,988)

Financing activities:
Net increase (decrease) in deposits	109,504	(56,241)
Net increase in mortgagors' escrow funds	(8,986)	(5,578)
Net increase in borrowings	24,131	14,224
Cash dividends	(10,158)	(4,217)
Purchase of treasury stock	(10,022)	-
Net proceeds from sale of common stock	-	142,417
Loan to ESOP for the purchase of common stock	-	(11,900)
Proceeds from exercise of stock options	4,498	6,863
Net cash provided by financing activities	108,967	85,568

Net (decrease) increase in cash and cash equivalents	(23,441)	63,257

Cash and cash equivalents at beginning of period	85,481	40,507

Cash and cash equivalents at end of period	$ 62,040	$ 103,764

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 46,317	$ 22,061
Income taxes	9,014	3,621

Non-cash investing activities:
Transfer of loans to other real estate owned	764	707
Transfer of buildings held for sale into premises and equipment	-	3,045
Transfer of premises to buildings held for sale	24	1,298

Acquisition activity:
Fair value of non-cash assets acquired	$ -	$ 2,153,827
Fair value of liabilities assumed	-	2,070,770
Shares issued	-	202,705
Value of stock options exchanged in purchases	-	11,887

	See accompanying notes to unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$ 13,126	$ 2,267	$ 26,263	$ 8,123
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities
available-for-sale (pre-tax, $(6,043), $9,798, $(7,488)
and $3,266)	(3,626)	5,878	(4,493)	1,960
Reclassification adjustment for net (gain) loss on
available-for-sale securities realized in net income
(pre-tax amounts of $(81), $68 , $(157), and $68)	(49)	41	(94)	41
Reversal of minimum pension liability (pre-tax amounts
$3,325, $-, $3,325, $-)	1,995	-	1,995	-
Total other comprehensive (loss) income	(1,680)	5,919	(2,592)	2,001
Comprehensive income	$ 11,446	$ 8,186	$ 23,671	$ 10,124

See accompanying notes to unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Partners Trust Financial Group, Inc. (the "Company" or "Partners Trust"), its wholly owned subsidiary Partners Trust Bank (the "Bank") (formerly SBU Bank) and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The data in the consolidated balance sheet for December 31, 2004 was derived from the Company's 2004 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004. That data, along with the interim financial information presented in the consolidated balance sheets, statements of income, statements of changes in shareholders' equity, condensed statements of cash flows and statements of comprehensive income should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto.

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

In the BSB acquisition, Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of Partners Trust common stock with a market value of $202.7 million (based on the price of common stock sold in the second step conversion immediately prior to the acquisition) to the former BSB shareholders as consideration for the acquisition. BSB Bancorp, Inc. stock options were exchanged for Partners Trust stock options at an estimated fair value of $11.9 million. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits. In the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank.

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

3. Earnings Per Share (continued)

The following summarizes the computation of earnings per share for the three months and nine months ended September 30, 2005 and 2004 (in thousands except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Income available to common shareholders	$ 13,126	$ 2,267	$ 26,263	$ 8,123
Weighted average basic shares outstanding	47,789	43,633	47,805	32,271
Basic earnings per share	$ 0.27	$ 0.05	$ 0.55	$ 0.25

Diluted earnings per share:
Income available to common shareholders	$ 13,126	$ 2,267	$ 26,263	$ 8,123
Weighted average basic shares outstanding	47,789	43,633	47,805	32,271
Effect of dilutive securities:
Stock options	862	948	736	591
Unearned restricted stock awards	229	139	162	156
Weighted average diluted shares outstanding	48,880	44,720	48,703	33,018
Diluted earnings per share	$ 0.27	$ 0.05	$ 0.54	$ 0.25

The computation of the number of dilutive securities for the three months and nine months ended September 30, 2005 excludes 114,237 and 593,402 options ("anti-dilutive options"), respectively, because the exercise prices of these options was greater than the average market price for the respective periods. There were 1,222,654 and 410,526 anti-dilutive options for the three months and nine months ended September 30, 2004, respectively.

4. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):
	Pension Benefits		Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Interest cost	$ 551	$ 316	$ 1,652	$ 604
Expected return on plan assets	(783)	(436)	(2,349)	(840)
Amortization of unrecognized
actuarial loss	7	-	23	-
Net periodic benefit plan credit	$ (225)	$ (120)	$ (674)	$ (236)

	Postretirement Benefits		Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Service cost	$ 48	$ 36	$ 144	$ 66
Interest cost	131	79	393	161
Amortization of unrecognized
actuarial gain	(5)	(26)	(17)	(78)
Amortization of unrecognized
prior service cost	10	5	30	15
Net periodic benefit plan cost	$ 184	$ 94	$ 550	$ 164

The Company contributed $7.4 million to its pension plans in the third quarter of 2005. The Company expects to contribute approximately $455,000 to its post-retirement plan in 2005.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

5. Stock-Based Compensation

The Company has granted options under its Long-Term Equity Compensation Plan (the "LTEC Plan") at various times since the LTEC Plan's implementation in October 2002. The options vest over a five year period. The Company accounts for stock options granted under its LTEC Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. All options granted under the LTEC Plan have exercise prices equal to the stock's fair market value at the time of grant. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

The following table presents the weighted-average assumptions and estimated weighted-average fair value of options granted in the nine months ended September 30, 2005 and 2004, respectively.

	2005	2004
Dividend yield	2.33%	1.67%
Expected volatility	23.65%	48.34%
Risk-free interest rate	3.92%	3.14%
Expected life, in years	5	5
Estimated weighted-average fair value	$ 2.65	$ 6.22

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

Pro forma disclosures for the three months and nine months ended September 30, 2005 and 2004, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$ 13,126	$ 2,267	$ 26,263	$ 8,123
Add: Stock-based compensation expense related
to restricted stock awards included in reported
net income, net of related tax effects	285	111	611	329
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(499)	(216)	(1,109)	(638)
Pro forma net income	$ 12,912	$ 2,162	$ 25,765	$ 7,814
Basic earnings per share:
As reported	$ 0.27	$ 0.05	$ 0.55	$ 0.25
Pro forma	$ 0.27	$ 0.05	$ 0.54	$ 0.24
Diluted earnings per share:
As reported	$ 0.27	$ 0.05	$ 0.54	$ 0.25
Pro forma	$ 0.27	$ 0.05	$ 0.53	$ 0.24

The pro forma effect on reported net income and earnings per share for the three months and nine months ended September 30, 2005 and 2004 should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

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

The Company had approximately $6.4 million of standby letters of credit on September 30, 2005. The fair value of the Company's standby letters of credit at September 30, 2005 was insignificant.

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

General

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest earning assets, consisting primarily of our loans and securities, and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, amortization of intangible assets, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

General. Total assets were $3.8 billion at September 30, 2005 an increase of $132.7 million from $3.7 billion at December 31, 2004.

Securities. Securities available-for-sale increased $99.5 million to $1.2 billion at September 30, 2005 as the Company increased its portfolio of short-term collateralized mortgage obligations, callable federal agency bonds, and adjustable rate mortgage-backed securities, to take advantage of market rate increases at various times. These purchases were funded with a combination of cash, deposits and debt.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,102,793	51.6%	$ 1,081,256	51.8%
Commercial real estate	310,019	14.5%	339,587	16.3%
Commercial and industrial (C&I)	169,157	7.9%	180,897	8.7%
Consumer, including home equity loans	557,123	26.0%	485,057	23.2%
Total loans receivable	2,139,092	100.0%	2,086,797	100.0%
Plus (less):
Net deferred loan costs	11,907		5,554
Allowance for loan losses	(37,142)		(42,716)
Net loans receivable	$ 2,113,857		$ 2,049,635

Total loans (including net deferred loan costs) increased $80.9 million and $58.6 million, respectively in the three months and nine months ended September 30, 2005, as strong loan growth in the third quarter reversed contraction in the loan portfolio during the first two quarters of 2005. The increase in total loans during the third quarter was driven by strong consumer loan growth and a slowing of the rate of decline in the commercial (real estate and C&I) loan portfolio. Consumer loans increased $61.2 million and $72.1 million in the three months and nine months ended September 30, 2005 respectively, due primarily to growth in the Company's indirect auto lending business. Indirect auto loans totaled $329.7 million or 59.2% of the consumer loan portfolio at September 30, 2005, compared to $265.2 million or 53.5% at June 30, 2005 and $244.1 million or 50.3% at December 31, 2004. We have focused considerable efforts on our indirect auto lending business this year, developing relationships with reputable, established automobile dealers in our markets. These relationships, coupled with a temporary cutback in special financing promotions by the captive auto financing companies, resulted in significant growth in our indirect auto loan portfolio during 2005. The rate of growth in the indirect auto loan portfolio is expected to slow in coming quarters as automobile sales taper off due to seasonal factors. We could experience further slowing in the rate of growth of indirect auto loans if the captive auto finance companies reinstate special financing incentives, or if economic factors negatively impact consumer spending. We manage the credit risk of indirect auto lending by directly underwriting the applications from the dealers, with an emphasis on loans with credit scores above 700.

Commercial loans decreased $9.6 million and $41.3 million, respectively in the three months and nine months ended September 30, 2005 due primarily to our continued efforts to reduce the Company's exposure to specific higher risk assets acquired in the BSB acquisition. The rate of decline in the commercial portfolio in the third quarter of 2005 slowed considerably from the $31.7 million cumulative decrease experienced in the two previous quarters as our successful workout efforts allow us to begin to focus more resources on business development activities. Commercial lending is an important part of our business plan and we plan to focus on growth in this portion of the loan portfolio consistent with our historical underwriting standards.

Asset Quality. Non-performing loans totaled $7.4 million or 0.35% of loans at September 30, 2005, compared to $12.1 million or 0.58% of loans at December 31, 2004. Other real estate owned (ORE) totaled $142,000 at September 30, 2005, a decrease of $913,000 from December 31, 2004. The improvement in non-performing assets occurred as a result of the sales of ORE, and through a combination of charge-offs and payments on troubled loans.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	September 30,	December 31,
	2005	2004
Non-accruing loans:
Residential real estate	$ 1,576	$ 1,885
Commercial real estate	3,366	5,525
Commercial and industrial	828	3,178
Consumer (1)	651	642
Total non-accruing loans	6,421	11,230
Accruing loans delinquent 90 days or more	987	871
Total non-performing loans	7,408	12,101
Other real estate owned and repossessed assets	142	1,055
Total non-performing assets	$ 7,550	$ 13,156
Total non-performing loans to total loans	0.35%	0.58%
Total non-performing assets to total assets	0.20%	0.36%
Allowance for loan losses to non-performing loans	501.38%	353.00%
Allowance for loan losses to total loans (2)	1.74%	2.05%
_________________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

The largest non-performing loan is a $1.5 million commercial real estate loan that was added to non-performing status in the third quarter of 2005. The average balance of all other non-performing loans amounted to $41,000, the largest of which was a $535,000 commercial real estate loan.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $10.0 million that warrant increased attention at September 30, 2005 compared with $17.9 million and $24.4 million at June 30, 2005 and December 31, 2004, respectively. These loans are classified as substandard or worse as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at September 30, 2005. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Total criticized and classified loans (which include non-performing loans and other loans classified special mention or worse) at September 30, 2005 were $50.4 million (2.4% of gross loans), compared to $62.1 million (3.0% of gross loans) and $80.2 million (3.9% of gross loans) at June 30, 2005 and December 31, 2004, respectively. This improvement reflects the significant resources that have been devoted to asset quality issues, particularly in the commercial portfolios.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Allowance for loan losses at beginning of period	$ 43,709	$ 7,436	$ 42,716	$ 8,608
Charge-offs	(4,605)	(1,553)	(12,475)	(2,966)
Recoveries	7,044	2,735	15,907	3,436
Provision for loan losses	(9,006)	1,620	(9,006)	1,160
Allowance recorded in merger	-	40,355	-	40,355
Allowance for loan losses at end of period	$ 37,142	$ 50,593	$ 37,142	$ 50,593
Net recoveries to average loans (annualized)	0.46%	0.30%	0.22%	0.09%

The increased level of charge-offs and recoveries in 2005 reflects the impact of the higher credit risk in the BSB loan portfolio, and the vigorous collection efforts that we have applied to these troubled loans. The high level of recoveries relative to charge-offs in 2005, particularly during the third quarter, reflects the resolution of certain large loans under terms more favorable than anticipated at the time of charge-off. Many of these better than expected outcomes were the result of the improvement in asset quality, resulting in part from aggressively pursuing additional collateral or stricter enforcement of default provisions and guarantees, among other things. These alternative strategies, the resultant significant recoveries and continued improvement in asset quality during the third quarter of 2005, along with our continued evaluation of and familiarity with the loans acquired from BSB, resulted in a negative provision for loan losses of $9.0 million in the third quarter, compared with a provision for loan losses of $1.6 million in the third quarter of 2004.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Non-interest bearing checking	$ 250,912	10.7%	$ 235,994	10.5%
Interest bearing-checking	234,663	9.9%	227,341	10.2%
Total checking	485,575	20.6%	463,335	20.7%
Savings	278,720	11.9%	300,678	13.4%
Money market	501,164	21.4%	543,591	24.3%
Time	1,081,560	46.1%	929,911	41.6%
Total deposits	$ 2,347,019	100.0%	$ 2,237,515	100.0%

Total deposits were $2.3 billion at September 30, 2005, and are little changed from the end of 2004 and June 30, 2005. Savings and money market accounts comprised 33.3% of total deposits at September 30, 2005, compared to 36.1% and 37.7% at June 30, 2005 and December 31, 2004, respectively. Offsetting these decreases was an increase in time deposits to 46.1% of total deposits at September 30, 2005, compared to 42.7% and 41.6% at June 30, 2005 and December 31, 2004, respectively. The change in deposit mix reflects seasonal growth in municipal time deposits, as well as a change in consumer sentiment toward higher yielding shorter-term time accounts. This trend is likely to continue as increasing market interest rates and competitive pressures may cause us to increase the rates we pay on time deposits.

Shareholders' Equity. Shareholders' equity increased $11.5 million from December 31, 2004 to $551.1 million at September 30, 2005. Net income was $26.3 million in the nine months ended September 30, 2005, which was partially offset by other comprehensive loss, net of tax, totaling $2.6 million resulting from an increase in the unrealized loss on our securities portfolio due to higher market interest rates, which was partially offset by a reversal of the adjustment for minimum pension liability due to the contribution made to our pension plans in the third quarter. In addition, we paid $10.2 million in dividends, which reduced equity, and recorded $5.2 million and $2.8 million, respectively, of additions to equity related to the exercise of stock options and to the vesting of stock under the Company's ESOP and restricted stock plans. Furthermore, purchases of treasury stock reduced equity by $10.0 million in the nine months ended September 30, 2005.

Average Balance Sheet and Net Interest Analysis

The following tables set forth certain information for the three months and nine months ended September 30, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended September 30,
	2005			2004
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 2,655	$ 3	0.45%	$ 32,569	$ 140	1.71%
Securities (1)	1,232,470	13,925	4.48%	939,804	9,605	4.07%
Loans (2)	2,110,370	29,396	5.53%	1,980,101	27,003	5.43%
Total earning assets	3,345,495	43,324	5.14%	2,952,474	36,748	4.95%
Non-earning assets	404,220			385,641
Total assets	$ 3,749,715			$ 3,338,115

Interest bearing liabilities:
Savings deposits	$ 292,511	$ 243	0.33%	$ 371,025	$ 296	0.32%
Money market accounts	497,623	1,877	1.50%	422,480	1,140	1.07%
NOW accounts	234,562	117	0.20%	200,608	97	0.19%
Time accounts	1,013,188	7,778	3.05%	846,081	6,343	2.98%
Borrowings (3)	849,446	7,246	3.38%	723,884	5,296	2.91%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	783	7.19%	36,628	554	6.02%
Total interest bearing liabilities	2,930,532	18,044	2.44%	2,600,706	13,726	2.10%

Non-interest bearing deposits	238,673			227,705
Other non-interest bearing liabilities	31,372			33,344
Total liabilities	3,200,577			2,861,755
Shareholders' equity	549,138			476,360
Total liabilities and shareholders'
equity	$ 3,749,715			$ 3,338,115

Net interest income		$ 25,280			$ 23,022

Net interest rate spread			2.70%			2.85%

Net earning assets	$ 414,963			$ 351,768

Net interest margin			3.00%			3.10%

Ratio of earning assets to total
interest bearing liabilities	114.16%			113.53%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance is net of net deferred loan fees and costs, and includes non-accrual loans.
(3) Borrowings include mortgagors' escrow funds.

	For the Nine Months Ended September 30,
	2005			2004
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 18,760	$ 328	2.34%	$ 30,800	$ 281	1.20%
Securities (1)	1,179,314	38,989	4.42%	551,282	16,247	3.94%
Loans (2)	2,080,299	86,208	5.54%	1,198,019	51,174	5.71%
Total earning assets	3,278,373	125,525	5.12%	1,780,101	67,702	5.08%
Non-earning assets	409,911			203,510
Total assets	$ 3,688,284			$ 1,983,611

Interest bearing liabilities:
Savings deposits	$ 296,867	$ 729	0.33%	$ 274,427	$ 535	0.26%
Money market accounts	522,030	5,414	1.39%	210,932	1,695	1.07%
NOW accounts	231,829	344	0.20%	130,129	177	0.18%
Time accounts	988,699	22,810	3.08%	474,315	10,032	2.83%
Borrowings (3)	787,732	19,019	3.23%	439,629	10,133	3.08%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	2,245	6.95%	12,298	554	6.02%
Total interest bearing liabilities	2,870,359	50,561	2.36%	1,541,730	23,126	2.00%

Non-interest bearing deposits	236,191			141,997
Other non-interest bearing liabilities	36,339			19,628
Total liabilities	3,142,889			1,703,355
Shareholders' equity	545,395			280,256
Total liabilities and shareholders'
equity	$ 3,688,284			$ 1,983,611

Net interest income		$ 74,964			$ 44,576

Net interest rate spread			2.76%			3.08%

Net earning assets	$ 408,014			$ 238,371

Net interest margin			3.06%			3.34%

Ratio of earning assets to total
interest bearing liabilities	114.21%			115.46%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance is net of net deferred loan fees and costs, and includes non-accrual loans.
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
	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2005 vs. 2004			2005 vs. 2004
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ (61)	$ (76)	$ (137)	$ 187	$ (140)	$ 47
Securities	1,056	3,264	4,320	2,197	20,545	22,742
Loans	523	1,870	2,393	(1,567)	36,601	35,034
Total earning assets	1,518	5,058	6,576	817	57,006	57,823

Interest bearing liabilities:
Savings accounts	9	(62)	(53)	149	45	194
Money market accounts	511	226	737	627	3,092	3,719
NOW accounts	5	15	20	20	147	167
Time accounts	152	1,283	1,435	963	11,815	12,778
Borrowings	940	1,010	1,950	515	8,371	8,886
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	119	110	229	98	1,593	1,691
Total interest bearing liabilities	1,736	2,582	4,318	2,372	25,063	27,435

Net interest income	$ (218)	$ 2,476	$ 2,258	$ (1,555)	$ 31,943	$ 30,388

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

General. Net income for the three months ended September 30, 2005 was $13.1 million, or $0.27 per diluted share, compared with $2.3 million, or $0.05 per diluted share for the same period in 2004. The most significant item of note was a negative provision for loan losses of $9.0 million in the third quarter of 2005, compared with a provision of $1.6 million in the third quarter of 2004. The negative provision increased income after taxes by $5.4 million. In addition, the third quarter of 2004 was impacted by acquisition and conversion expenses of $4.0 million ($2.4 million after tax) relating to the acquisition of BSB. Return on assets was 1.39% and 0.27% for the three months ended September 30, 2005 and 2004, respectively. Return on equity and return on tangible equity were 9.48% and 18.54%, respectively, for the three months ended September 30, 2005, compared to 1.89% and 3.84%, respectively, for the same period in 2004.

Net Interest Income. Net interest income for the three months ended September 30, 2005 totaled $25.3 million, an increase of $2.3 million, or 10.0% from the $23.0 million for the same period in 2004. This increase is due primarily to a $63.2 million increase in average net earning assets in the third quarter of 2005 compared with the prior year period, partially offset by a 10 basis point decrease in net interest margin. Average earning assets increased due to a combination of loan growth and the timing of the BSB acquisition (July 14, 2004). The net interest rate spread for the three months ended September 30, 2005 was 2.70%, compared to 2.85% for the same period in 2004. The net interest margin for the three months ended September 30, 2005 and 2004 was 3.00% and 3.10%, respectively. The decline in spread and margin is primarily attributable to the flattening of the yield curve that occurred over the past year, coupled with increased deposit rates in 2005. If time deposits continue to become a larger portion of our deposit base, the resulting higher interest cost will put further pressure on our net interest margin, and could also cause us to increase rates on savings and money market accounts.

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

As more fully discussed in the section of this Form 10-Q titled Asset Quality, a negative provision for loan losses of $9.0 million was recorded in the third quarter of 2005, compared with a provision for loan losses of $1.6 million in the third quarter of 2004. It is probable that provisions for loan losses will be necessary in future quarters if we are successful in implementing our loan growth strategy, particularly as it relates to commercial and consumer loans, which inherently are a higher credit risk than residential mortgage loans, or if loan delinquencies increase from current levels, among other factors.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended September 30,
	2005	2004	$ Change	% Change
Service fees	$ 3,936	$ 3,878	$ 58	1.5%
Trust and investment services	763	703	60	8.5%
Income from bank-owned life insurance	667	650	17	2.6%
Net gain (loss) on sale of securities available-
for-sale	82	(68)	150	(220.6%)
Net gain on sale of loans	62	78	(16)	(20.5%)
Other income	347	139	208	149.6%
Total non-interest income	$ 5,857	$ 5,380	$ 477	8.9%

Non-interest income increased $477,000 or 8.9% for the three months ended September 30, 2005 compared with the same period in 2004. The increase resulted primarily from gains on sale of land and buildings held for sale of $258,000 (included with other income) and an increase in gains on the sales of securities available for sale.

Our non-interest income amounted to 18.8% and 18.9% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended September 30, 2005 and 2004, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended September 30,
	2005	2004	$ Change	% Change
Salaries and employee benefits	$ 9,996	$ 10,030	$ (34)	(0.3%)
Occupancy and equipment expense	1,986	1,889	97	5.1%
Marketing expense	741	637	104	16.3%
Professional services	721	724	(3)	(0.4%)
Technology expense	1,899	1,640	259	15.8%
Amortization of intangible assets	1,890	2,326	(436)	(18.7%)
Acquisition and conversion expense	-	3,980	(3,980)	(100.0%)
Other expense	2,224	2,418	(194)	(8.0%)
Total non-interest expense	$ 19,457	$ 23,644	$ (4,187)	(17.7%)

Non-interest expense decreased $4.2 million, or 17.7% to $19.5 million for the three months ended September 30, 2005, compared to $23.6 million for the same period in 2004. The third quarter of 2004 included acquisition and conversion expenses of $4.0 million relating to the BSB acquisition. There were no such expenses in the third quarter of 2005.

Technology expense increased $259,000 or 15.8% in the third quarter of 2005 compared with the year-ago quarter due primarily to a processing system upgrade.

Amortization of intangible assets decreased $436,000 due to the use of an accelerated amortization method for certain intangible assets that arose from the BSB acquisition.

Non-interest expenses, excluding acquisition and conversion expenses, as a percent of average total assets decreased to 2.1% (annualized) for the third quarter of 2005, compared to 2.4% (annualized) for the third quarter of 2004, primarily reflecting our continuing focus on expense control.

Income Tax Expense. Income tax expense was $7.6 million on income before taxes of $20.7 million for the three months ended September 30, 2005, resulting in an effective tax rate of 36.5% compared to income tax expense of $871,000 on income before taxes of $3.1 million for the same period in 2004, resulting in an effective tax rate of 27.8%. The effective tax rate for the third quarter of 2004 was significantly impacted by acquisition related expenses and by an increase in tax exempt income that BSB brought to the combined company, resulting in a temporary reduction in the effective tax rate.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

General. Net income for the nine months ended September 30, 2005 was $26.3 million, or $0.54 per diluted share, compared with $8.1 million, or $0.25 per diluted share for the same period in 2004. The increase in net income is primarily attributable to the acquisition of BSB in July 2004, and also to the $9.0 million negative provision for loan losses recorded in the third quarter of 2005. The negative provision increased income after taxes by $5.4 million. Return on assets was 0.95% and 0.55% for the nine months ended September 30, 2005 and 2004, respectively. Return on equity and return on tangible equity were 6.44% and 12.80%, respectively, for the nine months ended September 30, 2005, compared to 3.87% and 6.23%, respectively, for the same period in 2004.

Net Interest Income. Net interest income for the nine months ended September 30, 2005 totaled $75.0 million, an increase of $30.4 million, or 68.2% from the $44.6 million for the same period in 2004. The increase in net interest income reflects the substantial increase in net earning assets resulting from the BSB acquisition, partially offset by a decrease in net interest margin. The net interest rate spread for the nine months ended September 30, 2005 was 2.76% compared to 3.08% for the same period in 2004. The net interest margin for the nine months ended September 30, 2005 and 2004 was 3.06% and 3.34%, respectively. The decrease in spread and margin was due in part to the BSB acquisition. The average yield on total loans acquired from BSB was below that of Partners Trust before the acquisition and BSB's cost of funds was also higher. This, in conjunction with the net earning assets of BSB being approximately twice as much as that of Partners Trust at the time of the acquisition, resulted in a significant reduction of our margin. Furthermore, our net interest margin was negatively impacted in 2005 by amortization of the market value adjustments recorded in the acquisition (net premiums on loans, securities, deposits, and borrowings). A reduction of $2.0 million in net interest income was recorded in the nine months ended September 30, 2005, compared to $523,000 for the same period in 2004, representing the net amortization of the purchase accounting adjustments related to the BSB acquisition. This equated to a 4 basis point reduction in net interest margin for the nine months ended September 30, 2005 compared to the year ago period.

Net interest rate spread and margin were also negatively impacted by the flattening of the yield curve over the past year and competitive pressures, as more fully discussed in the section of this report titled Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004.

Provision for Loan Losses. A negative provision for loan losses of $9.0 million was recorded for the nine months ended September 30, 2005, compared with a provision of $1.2 million in the year ago period. See the section of this Form 10-Q titled Asset Quality for a discussion of the factors giving rise to the negative provision.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Nine months ended September 30,
	2005	2004	$ Change	% Change
Service fees	$ 11,751	$ 7,581	$ 4,170	55.0%
Trust and investment services	2,419	1,623	796	49.0%
Income from bank-owned life insurance	2,004	1,226	778	63.5%
Net gain (loss) on sale of securities available-
for-sale	158	(68)	226	(332.4%)
Net gain on sale of loans	151	193	(42)	(21.8%)
Other income	694	168	526	313.1%
Total non-interest income	$ 17,177	$ 10,723	$ 6,454	60.2%

Non-interest income increased $6.5 million or 60.2% for the nine months ended September 30, 2005 compared with the same period in 2004, which primarily reflects the increased service fee revenues derived from the larger customer base and increased investment in bank-owned life insurance that resulted from the BSB acquisition.

Trust and investment services income increased $796,000 or 49.0% due primarily to the increase in trust assets under management and an increase in the sale of non-deposit investment products resulting from the BSB acquisition.

Other income increased $526,000 or 313.1% due primarily to a gain on sale of land and buildings held for sale of $258,000 in the third quarter of 2005, and to a number of smaller miscellaneous income items.

Our non-interest income amounted to 18.6% and 19.4% of total revenues (which is comprised of total net interest income and non-interest income), for the nine months ended September 30, 2005 and 2004, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Nine months ended September 30,
	2005	2004	$ Change	% Change
Salaries and employee benefits	$ 29,897	$ 19,812	$ 10,085	50.9%
Occupancy and equipment expense	6,017	3,870	2,147	55.5%
Marketing expense	2,279	1,233	1,046	84.8%
Professional services	2,602	1,452	1,150	79.2%
Technology expense	5,875	3,338	2,537	76.0%
Amortization of intangible assets	6,471	2,760	3,711	134.5%
Acquisition and conversion expense	-	4,746	(4,746)	(100.0%)
Other expense	7,138	4,797	2,341	48.8%
Total non-interest expense	$ 60,279	$ 42,008	$ 18,271	43.5%

Non-interest expense increased $18.3 million, or 43.5% to $60.3 million for the nine months ended September 30, 2005, compared to $42.0 million for the same period in 2004. The increase reflects the impact of operating a much larger entity, following the acquisition of BSB, and to other items discussed in the section of this Form 10-Q titled Comparison of Operating Results for the Three Months ended September 30, 2005 and 2004.

Non-interest expenses, excluding acquisition and conversion expenses, as a percent of average total assets decreased to 2.2% (annualized) for the nine months ended September 30, 2005, compared to 2.5% for the same period in 2004.

Income Tax Expense. Income tax expense was $14.6 million on income before taxes of $40.9 million for the nine months ended September 30, 2005, resulting in an effective tax rate of 35.7% compared to income tax expense of $4.0 million on income before taxes of $12.1 million for the same period in 2004, resulting in an effective tax rate of 33.0%.

Supplemental Reporting of Non-GAAP Results of Operations. In addition to results presented in accordance with accounting principles generally accepted in the United States ("GAAP"), we are providing in this report certain non-GAAP financial measures. We believe that providing certain non-GAAP financial measures provides the reader with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on what we believe are our "core operating earnings." Core operating earnings, is net income as reported on a GAAP basis, adjusted to exclude large non-cash items which affect the reporting of results of operations, such as net amortization of fair market value adjustments on net assets acquired in mergers, amortization of intangibles and covenant-not-to-compete expense, and the negative provision for loan losses. Additionally, we exclude acquisition and conversion expenses. We believe these expenses are not reflective of on-going operations and are therefore "nonoperating" in nature. We consider loan loss provisions to be a normal operating expense and therefore they are not added back when calculating our core earnings.

We utilize "core operating earnings," along with other factors, to evaluate ongoing operating performance for internal planning and forecasting purposes. We, as well as securities analysts, investors and other interested parties, also use this measure as a tool to compare peer company operating performance. We believe that our presentation and discussion of "core operating earnings," together with the accompanying reconciliations, provides a complete understanding of factors and trends affecting our business and allows investors to view performance in a manner similar to management. We also believe that the adjustments we use to calculate "core operating earnings" remove the effects of factors that are not representative of our ongoing operations and otherwise distort trends in underlying operating results. While some of these items may have occurred historically and may be considered to be recurring items for GAAP purposes, occurrence in future periods is dependent upon future business and economic factors, including for example, the ability to identify and execute on further acquisition transactions, as well as other evaluation criteria. These factors are often frequently beyond the control of Company management. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

Our core operating earnings rose 31.3% to $9.0 million or $0.18 per diluted share in the third quarter of 2005, compared to $6.8 million or $0.15 per diluted share for the third quarter of 2004. Core operating earnings were $26.1 million or $0.54 per diluted share for the nine months ended September 30, 2005, an increase of 91.4% from $13.7 million or $0.41 per diluted share in the same period of 2004.

The following table reconciles core operating earnings to net income in accordance with GAAP.

Core Operating Earnings	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
	2005	2004	2005	2004
Net Income as Reported (GAAP)	$ 13,126	$ 2,267	$ 26,263	$ 8,123
Adjustments
Net amortization of premium on net assets acquired in mergers	235	1,311	2,307	1,686
Acquisition and conversion expense	-	3,980	-	4,746
Amortization of core deposit & trust intangibles	1,802	2,237	6,205	2,671
Covenant-not-to-compete expense	88	89	266	89
Negative provision for loan losses	(9,006)	-	(9,006)	-
Total adjustments pre-tax	(6,881)	7,617	(228)	9,192
Related income taxes	(2,744)	3,037	(91)	3,665
Total adjustments after-tax	(4,137)	4,580	(137)	5,527
Core Operating Earnings	$ 8,989	$ 6,847	$ 26,126	$ 3,650

Diluted EPS using Core Operating Earnings	$ 0.18	$ 0.15	$ 0.54	$ 0.41

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At September 30, 2005, the Bank had $300.0 million in available FHLB borrowing capacity. At September 30, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $282.9 million. Certificates of deposit which are scheduled to mature within one year totaled $718.8 million and borrowings that are scheduled to mature within the same period amounted to $236.4 million, in each case excluding purchase accounting adjustments at September 30, 2005.

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

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders and to make interest payments on the junior subordinated obligations. At September 30, 2005, the total interest payments due in 2005 on the junior subordinated obligations amounts to approximately $3.1 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At September 30, 2005, the Company had $40.4 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

At September 30, 2005, the Bank had the ability to pay dividends of $40.2 million to the Company without the prior approval of the OTS.

On July 20, 2005, the Company announced that its board of directors authorized the repurchase of up to 5 million shares (10%) of its outstanding common stock. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase program is authorized for up to one year, and there can be no assurance that the Company will repurchase all 5 million shares authorized. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company. As of September 30, 2005, 831,301 shares were purchased at a total cost of $9.9 million.

At September 30, 2005, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at September 30, 2005 were $330.4 million and $302.1 million, respectively, or 9.4% and 8.6% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $175.7 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At September 30, 2005, the Bank's total risk-based capital ratio was 14.9%.

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

Impact of New Accounting Standards

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We did not adopt SOP No. 03-3 early. The application of SOP No. 03-3 could have an impact on our accounting for future acquisitions.

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

In December 2004, the FASB issued SFAS No. 123, "Share-Based Payment" (revised) "SFAS No. 123R". This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

On April 14, 2005, the SEC adopted a rule that amends the compliance dates for SFAS No. 123R. The rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, this Statement is effective for the Company as of January 1, 2006, and may be adopted prospectively or retrospectively. Adoption of this statement will affect the Company's results of operations. The method of adoption and extent of the impact has not yet been determined.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement is a replacement of APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. In that case, the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is made to the opening balance of retained earnings for that period rather that being reported in an income statement. Further, the accounting principle is applied prospectively from the earliest date as of which it is impracticable to determine the effect on prior periods. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, this Statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes or corrections of errors.

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

The following sets forth the result of our net interest income simulation model as of September 30, 2005 and December 31, 2004.
Change in Interest	September 30, 2005			December 31, 2004
In Basis Points	Annual Net Interest Income
(Rate Shock)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	102,178	802	0.79%	N/A	N/A	N/A
-100	101,881	505	0.50%	105,789	(322)	-0.30%
Flat	101,376			106,111
+100	101,005	(371)	-0.37%	105,451	(660)	-0.62%
+200	100,661	(715)	-0.71%	104,437	(1,674)	-1.58%
+300	99,789	(1,587)	-1.57%	104,101	(2,010)	-1.89%

The above table indicates that as of September 30, 2005, the Company had a relatively well-matched interest rate risk profile. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 0.71%, or $715,000, decrease in net interest income as of September 30, 2005, compared with a decrease of 1.58%, or $1.7 million at December 31, 2004. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 0.50%, or $505,000, increase in net interest income as of September 30, 2005, compared with a decrease of 0.30%, or $322,000 at December 31, 2004. We did not simulate a negative 200 basis point rate shock at December 31, 2004 because this scenario was considered highly unlikely given the low level of market interest rates at that time. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

  Not applicable.

  The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2005:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
July 1 - July 31	230,600	$ 11.83	230,600	4,769,400
August 1 - August 31	339,701	11.88	339,701	4,429,699
September 1 - September 30	261,000	11.98	261,000	4,168,699
TOTAL	831,301	$ 11.90	831,301

  The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under Partners Trust's stock option plans.

  In July 2005, Partners Trust announced a program to purchase up to 5 million of its common shares.

ITEM 6. EXHIBITS

Exhibits

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2005)

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated November 3, 2005

John A. Zawadzki
President and Chief Executive Officer

By: /s/ J. Daniel Mohr Dated November 3, 2005

J. Daniel Mohr
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1 Charter of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2005)

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.