Form 10-K
period 2005-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2006-03-10
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES NO X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES NO X

The aggregate market value of Registrant's Common Stock held by non-affiliates as of June 30, 2005 was $498.8 million. As of March 1, 2006, there were 50,828,710 shares of the Registrant's Common Stock issued and outstanding. The Registrant's common stock is traded on the Nasdaq National Market under the symbol "PRTR".

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 26, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.
TABLE OF CONTENTS

Part I.
	Item 1.	Business	1
	Item 1A.	Risk Factors	21
	Item 1B.	Unresolved Staff Comments	23
	Item 2.	Properties	24
	Item 3.	Legal Proceedings	25
	Item 4.	Submission of Matters to a Vote of Security Holders	25

Part II.
	Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters
		and Issuer Purchases of Equity Securities	25
	Item 6.	Selected Financial Data	26
	Item 7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	29
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
	Item 8.	Financial Statements and Supplementary Data	40

		Consolidated Balance Sheets
		Consolidated Statements of Income
		Consolidated Statements of Changes in Shareholders' Equity
		Consolidated Statements of Cash Flows
		Consolidated Statements of Comprehensive Income
		Notes to Consolidated Financial Statements

	Item 9.	Changes In and Disagreements with Accountants on Accounting and
		Financial Disclosure	76
	Item 9A.	Controls and Procedures	76
	Item 9B.	Other Information	76

Part III.
	Item 10.	Directors and Executive Officers of the Registrant	78
	Item 11.	Executive Compensation	78
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and
		Related Shareholder Matters	78
	Item 13.	Certain Relationships and Related Transactions	78
	Item 14.	Principal Accountant Fees and Services	78

Part IV.
	Item 15.	Exhibits and Financial Statement Schedules	79

	Signatures		81

	Exhibit Index		83

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

The Company, headquartered in Utica, New York, is the holding company for the Bank, which was founded in 1839. The business of the Company is primarily conducted through the Bank. The Bank offers a wide variety of business and retail banking products as well as a full range of trust, investment, and municipal banking services through its 35 Central and Southern New York locations in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties. Customers' banking needs are serviced 24 hours a day through a network of ATMs, automated telephone banking, and internet banking at www.partnerstrust.com.

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

As a result of the acquisition, BSB was merged into Partners Trust, and BSB's wholly owned subsidiary bank, BSB Bank & Trust Company, was merged into Partners Trust Bank. Partners Trust paid approximately $135.1 million in cash and issued 20,270,464 shares of new Partners Trust common stock with a market value of $202.7 million to the former BSB shareholders as consideration for the acquisition. At the time of the acquisition, BSB had $2.2 billion in assets, $1.4 billion in gross loans, and $1.5 billion in deposits and operated through 20 branches. The acquisition of BSB created $207.9 million of goodwill and other identifiable intangible assets (primarily core deposit intangible) of $29.8 million. There were no branch closures and the integration of all major systems was performed in July 2004.

The Company does not separately employ any persons other than certain officers who are currently officers of the Bank, but utilizes the support staff of the Bank from time to time.

The Company's offices are located at the executive offices of the Bank at 233 Genesee Street, Utica, New York, 13501. Its telephone number is (315) 768-3000.

Lending Activities

The Company offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans, and various direct and indirect consumer loans including home equity loans. All loans are approved either by individuals with lending authority or the board of directors, depending on the size and type of loan. Interest rates charged by the Company are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, including local competition, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages as of the dates indicated.
	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$ 1,119,952	51.36%	$ 1,081,256	51.81%	$ 481,929	59.85%	$ 434,312	53.95%	$ 383,014	63.51%
Commercial real estate	304,458	13.96%	339,587	16.27%	139,555	17.33%	170,430	21.17%	127,750	21.18%
Commercial and industrial	173,113	7.94%	180,897	8.67%	58,936	7.32%	56,785	7.05%	32,477	5.39%
Consumer (1)	583,059	26.74%	485,057	23.25%	124,830	15.50%	143,471	17.83%	59,821	9.92%

Total loans receivable	2,180,582	100.0%	2,086,797	100.00%	805,250	100.00%	804,998	100.00%	603,062	100.00%

Plus (less):
Net deferred costs and (fees)	13,453		5,554		(446)		(442)		(437)
Allowance for loan losses	(36,451)		(42,716)		(8,608)		(10,989)		(7,934)
Net loans receivable	$ 2,157,584		$ 2,049,635		$ 796,196		$ 793,567		$ 594,691

(1)	Includes home equity loans.

The Company's loan portfolio increased $93.8 million or 4.5% to $2.2 billion at December 31, 2005, compared to $2.1 billion at December 31, 2004. In 2005, we continued our efforts on reducing our exposure to problem loans acquired from BSB, and as a result, we experienced a decline in our commercial (C&I and real estate) loan portfolio. This decline was more than offset by growth in our consumer and residential loan portfolios.

Consumer loans increased $98.0 million or 20.2% to $583.1 million at December 31, 2005, compared to $485.1 million at December 31, 2004. We focused considerable efforts on our indirect auto lending business in 2005, developing relationships with reputable, established automobile dealers in our markets and offering competitive financing programs. These relationships, coupled with a temporary cutback in special financing promotions by the captive auto finance companies during the year, resulted in significant growth in our indirect auto loan portfolio during 2005. Indirect auto loans comprised $355.1 million or 60.9% of the consumer loan portfolio at December 31, 2005, compared with $244.1 million or 50.3% at December 31, 2004. Indirect automobile lending is highly competitive, with a number of financial institutions offering financing plans to the dealers with which we do business. This competition, along with economic factors which impact consumer spending, may affect future rates of growth in this portfolio. We manage the credit risk of indirect auto lending by directly underwriting the applications from the dealers, with an emphasis on loans with credit scores above 700.

Commercial loans, in the aggregate, decreased $42.9 million or 8.2%, and were $477.6 million at December 31, 2005, compared to $520.5 million at December 31, 2004. The decrease was due primarily to a combination of negotiated settlements, charge-offs and sales of problem loans acquired from BSB. The runoff in the commercial portfolio was $31.7 million in the first six months of 2005, which slowed considerably to $11.2 million during the second half of 2005, including a decline of only $1.6 million in the fourth quarter. The progressively slowing rate of decline during 2005 reflects the success of our work-out activities in combination with the increasingly positive results from our business development efforts.

Commercial lending is an important part of our business plan and we plan to focus considerable resources to grow this portfolio.

Residential Mortgage Lending. We originate mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2005, residential mortgage loans totaled $1.1 billion, or 51.4% of our total loan portfolio. The primary focus of our originators is to maintain and expand relationships with realtors and other key contacts in order to bring new mortgages to the Bank. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders. To supplement our retail originations based on our portfolio needs, we also purchase loans from local and regional mortgage bankers and brokers. These purchased loans are originated primarily in our retail market areas and in the nearby Rochester and Albany markets, and are underwritten to the same standards as our own originations.

Our mortgage loans generally have terms from 15 to 30 years, with principal and interest due each month. We offer a variety of terms and conditions to our mortgage customers which meet virtually any financing need. As of December 31, 2005, we offered the following residential mortgage loan products:

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

We do not offer non-traditional mortgages, such as interest only or negative amortizing loans, due to the higher credit risk of these types of loans.

Commercial Real Estate Loans. We originate commercial real estate loans to finance real property, which generally consists of developed real estate. We have a diversified portfolio comprised of loans secured by apartment buildings, professional offices, retail establishments, and other properties. No group of loans secured by any one property type constitutes greater than 25% of the commercial real estate portfolio. At December 31, 2005, our commercial real estate loan portfolio totaled $304.5 million, or 14.0% of total loans. Most of the commercial real estate portfolio consists of loans secured by properties in an area of New York State bounded by Syracuse in the west, Albany in the east and Binghamton in the south. To a lesser extent, commercial real estate loans are secured by properties located outside of that area but primarily in New York State. In underwriting commercial real estate loans, consideration is given to the property's historic and projected cash flow, current and projected occupancy, location and physical condition. Presently, we lend up to a maximum loan to value ratio of 75%, except for apartment buildings, for which we commonly lend up to 80%. We generally require minimum debt coverage ratios. From time to time we make loan to value and debt service coverage exceptions on a loan-by-loan basis.

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

Because of increased risks associated with commercial real estate loans, they generally have a higher interest rate and shorter term than residential mortgage loans. Commercial real estate loans are generally offered at one to five year adjustable-rates tied to the Federal Home Loan Bank of New York ("FHLB") advance rates, US Treasury rates, or the London Inter-Bank Offering Rate ("LIBOR"). The term of such loans generally does not exceed 10 years with amortization schedules of 15 to 25 years.

Commercial and Industrial Loans. In addition to commercial real estate loans, we also engage in commercial and industrial (C&I) lending, including business installment loans, lines of credit and other commercial loans. We focus on making C&I loans to small and medium sized businesses in a wide variety of industries located primarily in our markets. At December 31, 2005, our C&I loan portfolio totaled $173.1 million, or 7.9% of total loans.

The following information as of December 31, 2005 sets forth the five largest C&I loan concentrations by industry (in thousands):
	Amount	Percent of Portfolio
Wholesale trade	$ 31,595	18.3%
Real estate	24,667	14.2%
Finance and insurance	17,026	9.8%
Manufacturing	15,732	9.1%
Other services	14,167	8.2%

Unless secured by a mortgage on commercial real estate, our C&I loans generally are limited to terms of seven years or less and have fixed interest rates or variable interest rates tied to the FHLB, LIBOR, and the Bank's prime rate. Whenever possible, we collateralize these loans with a lien on business assets and equipment and obtain the personal guarantees from principals of the borrower.

C&I loans generally are considered to involve a higher degree of risk than commercial and residential mortgage loans. Such loans typically involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. In addition, C&I loans are in some cases unsecured, and if secured, the collateral may be subject to market obsolescence. Such risks can be significantly affected by economic conditions. In addition, C&I lending generally requires substantially greater oversight efforts compared to commercial and residential real estate lending.

Consumer Loans. We offer a variety of consumer loans to meet customer demand and to increase the yield on our loan portfolio. Consumer loans are generally offered at a higher rate and shorter term than residential mortgages. Examples of our consumer loans include:

    New and used automobile loans

    Fixed and variable-rate home equity loans

    Property improvement loans

    Secured and unsecured personal loans

    Personal lines of credit

At December 31, 2005, the consumer loan portfolio totaled $583.1, or 26.7% of total loans. Consumer loans generally are offered for terms of one to thirty years depending on the collateral, and at fixed or variable rates of interest depending on the product.

Auto loans currently comprise the largest portion of the consumer loan portfolio at 63.4% compared to 52.8% at December 31, 2004. For loans secured by new and used automobiles, the financial terms are determined by the age and condition of the vehicle, and the financial ability of the borrower to repay. We obtain a title lien on the vehicle and collision insurance policies are required on these loans. While we lend directly to borrowers, the majority of our automobile loans are originated through auto dealerships in our market area. We independently underwrite loans received from the dealerships. Approximately 97% of the auto loan portfolio consisted of indirect loans. We do not offer floor plan lines of credit due to the high inherent risk of this type of lending.

Home equity loans totaled $76.3 million, or 13.1% of consumer loans at December 31, 2005. These loans are typically secured by a second lien on the mortgaged property. We generally make home equity loans up to 90% loan to value (inclusive of the first lien loan). We offer both fixed and adjustable rates, as well as a variety of repayment terms.

Consumer loans tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

Loan Portfolio Contractual Maturities. The following table sets forth scheduled contractual maturities of loans in the Company's portfolio at December 31, 2005. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed- and adjustable-interest rates.
Commercial
	Residential Real Estate	CommercialReal Estate	and Industrial	Consumer
	Loans	Loans	Loans	Loans	Total
Amounts due:	(in thousands)
Within one year	$ 68,734	$ 32,906	$ 115,910	$ 121,606	$ 339,156
After one year through five years	282,337	124,204	50,806	316,433	773,780
Beyond five years	768,881	147,348	6,397	145,020	1,067,646
Total	$ 1,119,952	$ 304,458	$ 173,113	$ 583,059	$ 2,180,582

Amounts due after one year:
Fixed	$ 846,607	$ 81,632	$ 30,744	$ 381,623	$ 1,340,606
Adjustable	$ 204,611	$ 189,920	$ 26,459	$ 79,830	$ 500,820

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

Consumer loans are underwritten by our consumer underwriting group. For unsecured loans in excess of $35,000, unsecured lines of credit in excess of $15,000, non-real estate secured loans in excess of $75,000, and loans secured by real estate in excess of $150,000, the approval of our chief credit officer is needed, or in his absence, the chief executive officer.

Commercial real estate and C&I loans (collectively "commercial loans") are underwritten by relationship managers and commercial credit analysts. Commercial banking regional managers may approve loans up to $1.0 million. Our senior lending officer and credit administrator may each approve loans up to $1.5 million. Our senior lending officer in conjunction with our credit administrator may approve loans up to $3.0 million. Our chief credit officer and chief executive officer may each approve loans up to $5.0 million. The chief credit officer in conjunction with the chief executive officer may approve loans up to $8.0 million. Loans above $8.0 million require the approval of our Executive Committee or the full Board.

Loans to One Borrower. Federal savings bank regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our policy provides for a loans to one borrower (or related borrowers) limit that is lower than that allowed by the regulations. Exceptions to our policy are approved on a case-by-case basis.

The following table sets forth information regarding the Company's largest loan relationships at December 31, 2005 (in thousands):
Amount	Amount
Outstanding	Committed	Description of Relationship (1)

$ 14,263	$ 23,419

Five commercial mortgages on office buildings and apartments totaling $14.7 million; a $5.0 million line of credit secured by the general assets of the Company; and three unsecured working capital lines of credit totaling $3.7 guaranteed by individuals of significant liquidity and net worth.

15,071	15,071

A $6.3 million construction/permanent mortgage on a retail store; two commercial mortgages on warehouse/distribution and retail properties totaling $7.3 million; four term loans totaling $1.5 million for leasehold improvements on retail stores.

11,355	12,103	Four commercial mortgages on non-profit healthcare facilities totaling $11.0 million; three lines of credit totaling $1.1 million secured by equipment and receivables.

9,533	11,975	Line of credit to a wholesaler/distributor secured by inventory and receivables.

11,910	11,910	Two commercial mortgages totaling $8.4 million secured by apartment complexes; two commercial mortgages totaling $3.5 million secured by shopping centers.

29,431	46,283	Aggregation of next five largest relationships, consisting of commercial real estate and commercial and industrial loans, and lines of credit.

(1) Amounts shown are committed amounts.

All of these large loan relationships are performing in accordance with their terms.

Asset Quality

General. One of our key operating objectives has been and continues to be to maintain a strong level of asset quality. We use a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive sales of loans and security agreements, in addressing problem and non-performing assets.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Such steps include contacting the borrower at various stages of delinquency by using system generated late notices, telephone calls and letters. Foreclosure actions against consumer or residential loans secured by real estate are generally commenced by the 70th day past due, and repossession actions against consumer personal property (auto, boat, RV) are generally commenced by the 55th day past due.

We hold foreclosed property as other real estate owned. We carry foreclosed real estate at the lower of the unpaid principal balance at the time of foreclosure or its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold to a third party at the foreclosure sale or the bank acquires title. Our collection procedures for Federal Housing Association (FHA), Veteran's Administration (VA) and on all investor loans (one- to four-family mortgage loans) follow the collection guidelines outlined by those agencies.

Our credit quality committee reviews all delinquencies on a monthly basis. Delinquent commercial real estate and commercial loans may be transferred to our loan workout department for further action.

Loans deemed uncollectible are reviewed for possible charge-off on a monthly basis at the credit quality committee and quarterly status review meetings. The chief credit officer can approve charge-offs up to $500,000. Amounts in excess of this require the approval of the chief executive officer or, in his absence, the chief financial officer.

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
	December 31, 2005				December 31, 2004
	Past Due		Past Due		Past Due		Past Due
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal
	Number	Balance of	Number	Balance of	Number	Balance of	Number	Balance of
	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans
	(Dollars in thousands)

Residential real estate	10	$ 420	26	$ 1,163	8	$ 307	30	$ 1,755
Commercial real estate	3	924	1	30	2	431	7	1,263
Commercial and industrial	7	284	5	251	8	1,224	19	1,168
Consumer (1)	87	577	48	339	199	933	134	790
Total	107	$ 2,205	80	$ 1,783	217	$ 2,895	190	$ 4,976

Delinquent loans to total loans		0.10%		0.08%		0.14%		0.24%

(1) Includes home equity loans.

Delinquent loans decreased in 2005, primarily in the commercial portfolios, as a result of the successful efforts to reduce our exposure to problem loans acquired from BSB, as more fully explained in the Lending Activities - Loan Portfolio Composition section of this Form 10-K.

The following table sets forth information regarding non-performing loans and assets as of the dates indicated.
	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,701	$ 1,885	$ 1,007	$ 1,048	$ 1,864
Commercial real estate	3,775	5,525	1,279	5,987	5,949
Commercial and industrial	523	3,178	931	3,302	880
Consumer (1)	406	642	545	185	98
Total non-accruing loans	6,405	11,230	3,762	10,522	8,791
Accruing loans delinquent 90 days or more	148	871	480	461	344
Total non-performing loans	6,553	12,101	4,242	10,983	9,135
Other real estate owned and repossessed assets	216	1,055	121	3,092	173
Total non-performing assets	$ 6,769	$ 13,156	$ 4,363	$ 14,075	$ 9,308

Total non-performing loans to total loans	0.30%	0.58%	0.53%	1.36%	1.51%
Total non-performing assets to total assets	0.18%	0.36%	0.34%	1.06%	0.95%
Allowance for loan losses to non-performing loans	556.25%	353.00%	202.92%	100.05%	86.85%
Allowance for loan losses to total loans (2)	1.67%	2.05%	1.07%	1.37%	1.32%
_________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Non-performing loans totaled $6.6 million, or 0.30% of loans at December 31, 2005 compared with $12.1 million, or 0.58% of loans at December 31, 2004. The decrease in non-performing loans occurred primarily in the commercial portfolios and reflects the success in reducing our exposure to problem loans acquired from BSB, as discussed previously in the Lending Activities-Loan Portfolio Composition section of this Form 10-K. Included in non-accruing loans at December 31, 2005 are loans totaling $2.6 million that are less than 60 days past due but which pose certain risk factors which we believe warrant placement of the loans on non-accruing status.

Non-performing loans at December 31, 2005 consist of a number of individual relationships, the two largest being commercial real estate secured loans in New York State in the amounts of $1.5 million and $787,000, respectively.

Other real estate owned decreased $839,000 from December 31, 2004 to December 31, 2005 due primarily to the sale of foreclosed properties acquired in the BSB acquisition.

We review all non-accrual commercial real estate and C&I loans greater than $250,000 for impairment. These loans are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impairment review. We had $4.3 million, $8.2 million and $1.9 million of loans classified as impaired at December 31, 2005, 2004 and 2003, respectively.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $8.6 million in loans that warrant increased attention at December 31, 2005, compared with $24.4 million at December 31, 2004. These loans are performing and are classified as substandard or worse as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at December 31, 2005. None of these loans were considered impaired and as such, no specific impairment allowances were established for these loans.

Allowance for Loan Losses. The allowance for loan losses reflects our evaluation of the probable losses in our loan portfolio. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date that were both probable and reasonably estimable. We maintain the allowance through provisions for (or recoveries of) loan losses that we charge (or credit) to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses.

Our evaluation of the adequacy of the allowance for loan losses includes the review of all loans for which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans, this review primarily considers delinquencies and collateral values. For commercial loans, the allowance is assessed with a migration analysis by applying actual loss ratios based on our historical loss experience to the risk ratings of loans by category.

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

At December 31, 2005 and 2004, our allowance for loan losses was $36.5 million and $42.7 million, respectively. The allowance coverage to total loans decreased to 1.67% at December 31, 2005, from 2.05% at December 31, 2004, primarily as a result of the $9.0 million negative provision for loan losses recorded in the third quarter of 2005, partially offset by net recoveries of $2.7 million recorded during the year. The lower allowance coverage ratio is considered appropriate given the significant improvement in asset quality during 2005, as reflected in the lower past due and non-performing loan ratios and a decrease in classified loans at December 31, 2005 compared with December 31, 2004.

The following table sets forth the analysis of the activity in the allowance for loan losses for the years indicated.
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$ 42,716	$ 8,608	$ 10,989	$ 7,934	$ 7,564

Charge-offs:
Residential real estate	181	45	87	36	244
Commercial real estate	3,934	2,444	136	2,104	874
Commercial and industrial	8,148	9,506	2,362	651	1,344
Consumer (1)	3,323	2,495	1,466	306	305
Total charge-offs	15,586	14,490	4,051	3,097	2,767

Recoveries:
Residential real estate	74	16	31	9	19
Commercial real estate	1,638	234	104	43	620
Commercial and industrial	15,107	6,000	175	628	548
Consumer (1)	1,508	833	260	150	278
Total recoveries	18,327	7,083	570	830	1,465

Net (recoveries) charge-offs	(2,741)	7,407	3,481	2,267	1,302
Provision for (recovery of) loan losses	(9,006)	1,160	1,100	1,150	1,672
Allowance acquired from Herkimer Trust Corp.	-	-	-	4,172	-
Allowance acquired/recorded in
BSB Bancorp, Inc. acquisition	-	40,355	-	-	-
Balance at end of year	$ 36,451	$ 42,716	$ 8,608	$ 10,989	$ 7,934

Ratio of net (recoveries) charge-offs during the year to
average loans outstanding during the year	(0.13%)	0.52%	0.43%	0.37%	0.21%
Ratio of allowance for loan losses to
total loans (2)	1.67%	2.05%	1.07%	1.37%	1.32%

(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Charge-offs increased slightly in 2005 compared with 2004, reflecting in large part the continuing disposition of problem commercial loans acquired from BSB, and growth in the consumer loan portfolio. Commercial loan charge-offs were 2.47% and 3.06% of average aggregate commercial loans in 2005 and 2004, respectively, and consumer loan charge-offs were 0.65% and 0.87% of average consumer loans in 2005 and 2004, respectively. The lower charge-off percentages reflect the general improvement in asset quality in 2005.

The high level of recoveries in 2005, a large proportion of which occurred during the third quarter, reflects the vigorous collection efforts that we applied to previously charged-off loans and the resolution of certain large loans under terms more favorable than anticipated at the time of charge-off. Many of these better than expected outcomes were the result of the improvement in asset quality, resulting in part from aggressively pursuing additional collateral, stricter enforcement of default provisions and guarantees, or favorable negotiated settlements, among other things. The resultant significant recoveries and continued improvement in asset quality, particularly during the third quarter of 2005, along with our continued evaluation of and familiarity with the loans acquired from BSB, resulted in a negative provision for loan losses of $9.0 million in the third quarter, and full year of 2005 compared with a provision for loan losses of $1.2 million for the year ended December 31, 2004. The level of recoveries achieved in 2005 is unusually high and should not be considered an indication of potential future recoveries.

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
At December 31,
2005	2004	2003	2002	2001
Percent	Percent	Percent	Percent	Percent
of Loans	of Loans	of Loans	of Loans	of Loans
Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category
for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans
(Dollars in thousands)

Residential real estate	$ 4,686	51.36%	$ 3,429	51.81%	$ 1,319	59.85%	$ 1,088	53.95%	$ 446	63.51%
Commercial real estate
and commercial loans	20,721	21.90%	31,371	24.94%	4,618	24.65%	9,396	28.22%	6,457	26.57%
Consumer (1)	4,576	26.74%	4,145	23.25%	2,671	15.50%	503	17.83%	294	9.92%
Unallocated	6,468	-	3,771	-	-	-	2	-	737	-
Total	$ 36,451	100.00%	$ 42,716	100.00%	$ 8,608	100.00%	$ 10,989	100.00%	$ 7,934	100.00%

(1)	Includes home equity loans.

Commercial loans by their nature carry a higher credit risk than residential and consumer loans, and as a result a disproportionate amount of the allowance for loan losses is deemed necessary for this portfolio as shown in the table above. The unallocated allowance is maintained for inherent losses in the loan portfolio. In addition, a portion of the commercial loans acquired from BSB continue to have poor credit structures and weak collateral positions, necessitating an unallocated allowance.

Securities Activities

General. Our investment policy is established by the Bank's Board of Directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The asset/liability management committee (ALCO) oversees our investment program and evaluates on an ongoing basis our investment policy and objectives and monitors the overall interest rate risk and liquidity profile of the Bank. The treasurer, or other Board authorized individuals are responsible for making securities portfolio decisions in accordance with established policies. All transactions are reviewed by the ALCO and ratified by the Board on a monthly basis.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored entities, such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank ("FHLB") ("federal agency securities"). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies and/or investment grade privately issued CMOs. Privately issued CMOs typically offer rates above those paid on government agency CMOs, but lack the guaranty of those agencies and typically there is less market liquidity than agency bonds. We owned $195.7 million and $171.2 million of privately issued CMOs at December 31, 2005 and 2004, respectively. Our privately issued CMO portfolio consists primarily of securities rated triple A by the major bond rating agencies. Also permitted are investments in securities issued or backed by the Small Business Administration and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Securities are generally classified as available-for-sale for financial reporting purposes. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities and callable Obligations of U.S. Government sponsored corporations. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in agency securities, mortgage-backed securities and CMOs.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.
	At December 31,
	2005		2004		2003
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-sale:
U.S. Treasury Obligations	$ 1,036	$ 1,032	$ 1,035	$ 1,031	$ 1,047	$ 1,046
Obligations of U.S. Government sponsored
corporations	419,560	412,323	334,395	333,916	100,858	102,009
Municipal obligations	57,568	57,858	58,570	59,277	31,729	32,279
Corporate debt securities	43,263	43,488	73,407	73,902	15,481	15,915
Fannie Mae preferred stock	17,197	17,280	17,197	17,164	10,000	8,193
Collateralized mortgage obligations	369,792	363,030	341,729	342,825	42,209	42,545
Other mortgage-backed securities	224,326	220,799	230,145	232,344	138,393	141,727
Other securities	2,326	2,326	3,611	3,611	-	-
Total available-for-sale	1,135,068	1,118,136	1,060,089	1,064,070	339,717	343,714

Held-to-maturity:
Other securities	792	794	1,241	1,242	1,240	1,241
Total held-to-maturity	792	794	1,241	1,242	1,240	1,241

Total securities	$ 1,135,860	$ 1,118,930	$ 1,061,330	$ 1,065,312	$ 340,957	$ 344,955

The balance, interest rate risk profile, and credit quality of our securities portfolio was substantially similar at December 31, 2005 compared to December 31, 2004.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our debt securities portfolio as of December 31, 2005. Adjustable-rate mortgage related securities are included in the period in which interest rates are next scheduled to adjust. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value, as all securities shown are available-for-sale securities.
	At December 31, 2005
			More Than One Year to		More Than Five Years to
	One Year or Less		Five Years		Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

U.S. Treasury Obligations	$ 39	3.10%	$ 993	4.24%	$ -	-	$ -	-	$ 1,032	4.19%
Obligations of U.S. government sponsored
corporations	12,189	3.38%	218,931	4.48%	176,402	5.41%	4,801	6.49%	412,323	4.87%
Municipal obligations	16,433	2.74%	13,719	2.89%	12,644	3.87%	15,062	4.42%	57,858	3.45%
Corporate debt securities	100	6.00%	2,754	4.16%	2,827	4.65%	37,807	5.22%	43,488	5.11%
Collateralized mortgage obligations	-	-	4,878	4.32%	34,396	4.71%	323,756	4.72%	363,030	4.72%
Other mortgage-backed securities	7	3.74%	13,801	4.82%	44,289	4.33%	162,702	4.81%	220,799	4.71%
Total debt securities	$ 28,768	3.03%	$ 255,076	4.41%	$ 270,558	5.07%	$ 544,128	4.80%	$ 1,098,530	4.72%

In the table above mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties. At December 31, 2005, the weighted average expected life of the securities portfolio was 4.18 years and the duration was 3.68, including the effect of estimated payments.

Sources of Funds

General. Our primary sources of funds for use in lending, investing and for other general purposes include retail deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations. In addition, we have available wholesale funding sources including brokered time deposits, municipal deposits, repurchase agreements and FHLB advances. These wholesale funding sources provide ready access to large amounts of funds, though at rates generally higher than retail deposits. Competition for retail deposits along with the high marginal cost of raising rates on our core deposits have caused us to rely more on wholesale funding sources in 2005 to fund asset growth. It is possible that our reliance on wholesale funds will increase in the current competitive and interest rate environments, resulting in upward pressure on our overall cost of funds.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits.

Deposit flows are significantly influenced by national and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on providing quality service, offering products and services that meet our customers' needs such as on-line banking and bill payment, and paying attractive rates.

Deposit rates are generally determined weekly by the pricing committee which is chaired by the treasurer. Additional members of the committee include the chief operating officer, chief financial officer, heads of retail banking, commercial lending, mortgage and indirect lending. Staff members from marketing and branch management are non-voting members. When we set our deposit rates we consider local competition, FHLB advance rates and rates charged on other sources of funds.

Total deposits increased $87.0 million, or 3.9%, to $2.3 billion at December 31, 2005 compared to $2.2 billion at December 31, 2004. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 55.3% of total deposits at December 31, 2005, down from 58.4% at December 31, 2004. Time deposits increased to 44.7% of total deposits at December 31, 2005, compared to 41.6% at December 31, 2004. Brokered time accounts amounted to $205.9 million or 19.8% of total time accounts at December 31, 2005, compared to $176.2 million or 19.0% of total time accounts at December 31, 2004.

The Company experienced an accelerating rate of outflow of retail money market and savings accounts during 2005 due to a change in consumer sentiment toward higher yielding shorter-term time accounts and competitive pressures. These conditions are likely to persist in coming quarters, possibly resulting in additional declines in money market and savings accounts and may cause us to increase our reliance on wholesale funding sources or increase the rates we pay on retail time deposits.

Municipal deposits totaled $350.7 million (15.1% of deposits) at December 31, 2005, compared with $262.3 million (11.7% of deposits) at the end of 2004. We made a concerted effort in 2005 to increase the services offered to the municipalities in our markets, through increased staffing and a focus on delivering the highest level of service to these customers, resulting in a significant increase in this line of business. Municipal deposits carry a higher rate of interest than retail deposits, though they are less expensive to service than retail accounts and they are a lower rate alternative to borrowings.

The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2005.
Maturity
	3 Months or	Over 3 to 6	Over 6 to 12	Over 12
	Less	Months	Months	Months	Total
(In thousands)

Time accounts less than $100,000	$ 91,946	$ 105,378	$ 160,547	$ 227,727	$ 585,598
Time accounts of $100,000 or more	123,260	60,887	154,779	114,608	453,534

Total of time accounts	$ 215,206	$ 166,265	$ 315,326	$ 342,335	$ 1,039,132

At December 31, 2005 and 2004, time deposits with remaining terms to maturity of less than one year amounted to $696.8 million and $517.6 million, respectively, representing 67.0% and 55.7%, respectively, of total time accounts. The larger proportion of time accounts maturing in less than one year reflects consumers' preference for shorter-term time accounts in the current flat yield curve environment.

Maturities of Time Accounts. The following table sets forth the amount and maturities of time accounts at the dates indicated.
	Period to Maturity from December 31, 2005						At December 31,
	One Year	Over One to	Over Two to	Over Three to	Over Four to	Over
	or Less	Two Years	Three Years	Four Years	Five Years	Five Years	2005	2004	2003
	(Dollars in thousands)
Rate:
Less than 2.00%	$ 104,234	$ 4,182	$ -	$ -	$ -	$ -	$ 108,416	$ 289,081	$ 117,349
2.00 to 4.00%	420,435	138,356	43,607	19,410	6,196	263	628,267	537,143	111,694
4.01 to 5.00%	165,657	101,972	8,497	5,865	10,029	1,047	293,067	72,941	27,855
5.01 to 6.00%	3,881	2,387	-	4	5	-	6,277	10,059	14,900
6.01 to 7.00%	1,568	96	-	2	82	313	2,061	16,205	20,489
7.01% and above	1,022	-	22	-	-	-	1,044	4,482	4,986
Total	$ 696,797	$ 246,993	$ 52,126	$ 25,281	$ 16,312	$ 1,623	$ 1,039,132	$ 929,911	$ 297,273

Our ability to retain deposits and attract new deposits is affected by the level of interest rates, competition and other factors. During 2005 we continued to increase our deposit rates, primarily on time and certain money market accounts, due to changes in interest rates and competitive factors. Further increases in our deposit rates may be necessary in order to retain and grow our deposit account balances. We will, however, consider wholesale funding sources, when appropriate, as an alternative to competing with higher rates offered by competitors in our markets.

Borrowed Funds. At December 31, 2005, we had $834.1 million of borrowed funds, which primarily consisted of FHLB advances, FHLB overnight lines of credit and repurchase agreements compared with $776.8 million of borrowed funds outstanding at December 31, 2004. Repurchase agreements are contracts for the sale of securities owned or borrowed by us, with an agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-related securities. There were $31.9 million of repurchase agreements outstanding as of December 31, 2005, and we averaged approximately $36.3 million of repurchase agreements outstanding during the year ended December 31, 2005.

As a member of the FHLB of New York, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

We had available $1.1 billion and $915.9 million in borrowing capacity with the FHLB (including lines of credit, and subject to limitations) at December 31, 2005 and 2004, respectively, of which $798.3 million and $727.9 million, respectively, was outstanding.

The following table sets forth certain information regarding FHLB advances and repurchase agreements at the dates or for the periods indicated.
	December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB Overnight Lines of Credit:
Maximum month-end balance	$ 72,000	$ 76,000	$ 13,000
Balance at end of year	52,600	32,100	1,000
Average balance	28,614	13,534	1,058

Weighted average interest rate at end of year	4.30%	2.36%	1.04%
Weighted average interest rate during year	2.75%	1.82%	1.16%

Repurchase Agreements:
Maximum month-end balance	$ 41,167	$ 44,675	$ 44,294
Balance at end of year	31,906	42,578	26,069
Average balance	36,339	34,894	34,668

Weighted average interest rate at end of year	1.45%	0.84%	1.04%
Weighted average interest rate during year	1.13%	0.85%	1.21%

FHLB Advances:
Maximum month-end balance	$ 760,740	$ 730,428	$ 263,500
Balance at end of year (1)	749,183	701,189	263,500
Average balance	714,641	460,499	237,263

Weighted average interest rate at end of year	3.81%	3.55%	3.58%
Weighted average interest rate during year	3.43%	3.31%	4.19%

(1) Includes fair value adjustments of $3.5 million and $5.4 million at December 31, 2005 and 2004, respectively, on borrowings assumed from BSB.

Junior Subordinated Obligations. We have $43.2 million of junior subordinated obligations issued to three unconsolidated subsidiary trusts. The trust preferred securities are comprised of fixed and variable rate obligations that are mandatorily redeemable in periods from 2028 through 2033.

Trust Services

The trust department offers a full range of services, including executor of estates, trustee under wills, living trusts, custodian services, investment management services and acts as trustee of qualified retirement plans for individuals, corporations and non-profit organizations. The Directors Trust Committee, which consists of the President and four other members of our Board of Directors, oversees the operations of the trust department. The trust department markets its services through its trust officers, who call on our existing customers and obtain referrals from attorneys, accountants and our branch managers, who cross-sell the trust department's services. As of December 31, 2005, the trust department held $352.3 million of assets, which includes $266.7 million of assets over which the trust department has discretionary investment authority. Assets held by the trust department are not assets of the Company, and as such are not included in the Company's consolidated financial statements.

Municipal Activities

Partners Trust Municipal Bank, a wholly-owned subsidiary of Partners Trust Bank, is a limited purpose commercial bank which accepts deposits of municipalities and school districts in our market area. The subsidiary is regulated by the FDIC and New York State Banking Department. See the Sources of Funds section of this Form 10-K for further discussion of our municipal business activities.

Investment Services

We offer annuity and mutual fund products through designated employees licensed to sell these products. The annuities and mutual funds, which are products of unrelated insurance and mutual fund companies, are offered to customers and to members of the general public who are interested in non-deposit investments. We earn fees from the annuity and mutual fund providers for attracting and retaining these customers.

The Bank's subsidiary, 233 Genesee Street Corporation, is a New York State Article 9A company that is involved in holding investments in U.S. Treasury, federal agency and corporate obligations.

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

Personnel

As of December 31, 2005, the Company had 657 full-time employees and 174 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION

The Company, as a savings and loan holding company, and the Bank, as a federal savings bank, are subject to extensive supervision, regulation and examination by the Office of Thrift Supervision ("OTS") as their primary federal banking regulator. The Company and the Bank also are subject to regulation as to certain matters by the Board of Governors of the Federal Reserve System ("Federal Reserve"), and the Bank is subject to regulation as to certain matters by the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank of New York, which is a regional branch of the Federal Home Loan Bank System. The trust department of the Bank is registered as an investment adviser and, as such, is subject to extensive supervision and regulation by the Securities and Exchange Commission. Partners Trust Municipal Bank, a subsidiary of the Bank, is a New York-chartered special-purpose commercial bank, and is subject to extensive supervision, regulation and examination by the FDIC and the New York State Banking Department ("NYSBD"), and is subject to regulation as to certain matters by the Federal Reserve.

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

As a federal savings bank, the Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and regulations of the OTS thereunder. These laws and regulations limit the ability of the Bank to invest in certain types of assets and limit the amount of loans that the Bank may make to a single borrower. The Bank also is subject to a "qualified thrift lender" or "QTL" test, which requires the Bank to maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which generally include loans and investments made for residential purposes, personal loans, and small business loans. As of December 31, 2005, the Bank was in compliance with all applicable lending and investment restrictions and also satisfied the QTL test.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2005, the Bank satisfied this requirement.

Deposits of the Bank and of Partners Trust Municipal Bank are insured by the FDIC up to statutory and regulatory limits, and are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The FDIC has adopted a risk-based system for determining deposit insurance assessments. Under this system, all insured depository institutions are placed in one of nine categories based on their level of capital and supervisory evaluation, and are assessed from 0% to 0.27% of insured deposits based on their placement. The FDIC is authorized to raise the assessment rates as necessary to maintain the ratio of reserves to insured deposits at not less than 1.25%. As of December 31, 2005, the Bank and Partners Trust Municipal Bank were not subject to assessments. In addition, all FDIC-insured depository institutions are required to pay assessments to the FDIC at an annual rate of 0.212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government, to recapitalize the predecessor of the Savings Association Insurance Fund. These assessments will continue until the bonds mature in 2017.

The Bank is subject to OTS capital adequacy guidelines. These guidelines require savings institutions to maintain a minimum ratio of tangible capital to tangible assets of 1.5%, of Tier 1 capital to total assets (or "leverage ratio") of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), of Tier I capital to risk-weighted assets of 4%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Savings institutions that fail to meet these minimum capital guidelines are subject to prompt corrective action. As of December 31, 2005, the Bank was "well capitalized" under OTS standards. The OTS may set higher minimum capital requirements for individual savings institutions whose circumstances warrant it. The Bank is not subject to any special capital requirements.

The Bank is subject to substantial regulatory restrictions on its ability to pay dividends to its shareholders. Under OTS restrictions prior regulatory approval is required in order to pay a dividend if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the institution's retained net income during the calendar year and its retained net income during the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. As of December 31, 2005, approximately $3.0 million was available at the Bank after the payment of all declared dividends to pay future dividends to the Company without prior OTS approval.

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

Bad Debts. The Bank is currently taxed as a "large" thrift for federal income tax purposes, since its average total assets exceed $500 million. As a "large" thrift, the Bank is required to use the specific charge off method to determine allowable bad debt deductions. In accordance with SFAS No. 109, a deferred tax liability has not been recognized with respect to the Bank's pre-1988 Federal base year bad debt reserve of $5.1 million at December 31, 2005. The reserve remains subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a financial institution charter. The unrecognized deferred tax liability related to the Federal base year reserve was $1.8 million at December 31, 2005.

Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses ("NOLs") to the preceding two tax years and forward to the succeeding 20 taxable years. At December 31, 2005, the Company had no net operating loss carryforward for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" are eligible for a 100% deduction.

The Company's federal income tax returns for its tax years beginning in 2002 are open under the statute of limitations and are subject to review by the IRS.

New York State Taxation

The Company and certain bank subsidiaries ("the Combined Group") are subject to an annual New York State Franchise tax equal to the greater of a regular tax computed at the rate of 7.5% based on the Combined Group's entire net income (the "State Regular Tax"), an alternative minimum tax (the "State Alternative Minimum Tax"), a tax based on the combined taxable assets of the Combined Group, or a fixed minimum tax of $250.

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

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the New York State base-year reserve of $5.1 million at December 31, 2005. As a result of the BSB acquisition the Company's asset mix changed which caused the Company to fail the qualifying thrift test in 2005 for New York State tax purposes. As a result, the Bank recaptured its New York State bad debt reserves in excess of the pre-1988 Federal base year bad debt reserve of $5.1 million during 2005, resulting in additional 2005 state tax expense of $765,000 (net of Federal benefit). The unrecognized deferred tax liability with respect to the New York State base-year reserve was $249,000 (net of Federal benefit) at December 31, 2005.

At December 31, 2005, the Company had state net operating loss carryforwards of $7.0 million which expire in various years through 2024. At December 31, 2005, the Company also had New York State tax credit carryforwards of $1.7 million which may be carried forward indefinitely. The utilization of certain tax net operating loss carryforwards and credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carryforward benefits from being utilized.

The Combined Group's New York State income tax returns for tax years beginning in 2002 are open and subject to review by New York State.

Certain subsidiaries file separately in New York State and have open tax years beginning in 1999 which are subject to review by New York State.

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

ITEM 1A. RISK FACTORS

Our Commercial Real Estate, Commercial and Consumer Loans Expose Us To Increased Lending Risks

At December 31, 2005, the composition of our loan portfolio was as follows:

    residential real estate loans of $1.1 billion, or 51.4% of total loans;
    commercial real estate loans of $304.5 million, or 14.0% of total loans;
    commercial and industrial loans of $173.1 million, or 7.9% of total loans; and
    consumer loans of $583.1 million, or 26.7% of total loans.

Commercial real estate, commercial and industrial and consumer loans expose a lender to a greater risk of loss than one- to four-family residential loans. Commercial real estate and commercial and industrial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan. Similarly, consumer loans generally have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. See the Business - Lending Activities section of this Form 10-K.

If Our Allowance For Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. At December 31, 2005, our allowance for loan losses to non-performing loans was 556.3%, and our allowance for loan losses to total loans was 1.7%. In determining the amount of the allowance for loan losses, we rely on an allowance valuation model that considers a review of loans, our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and financial condition. See the Business-Lending Activities-Allowance for Loan Losses section of this Form 10-K.

Changes in the Value of Goodwill Could Reduce Our Earnings.

We are required by U.S. generally accepted accounting principles to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2005, if our goodwill were fully impaired and we were required to charge-off all of our goodwill, the pro-forma reduction to our stockholders' equity would be approximately $5.00 per share.

Our Local Economy has Limited Growth Potential and This May Hurt Our Ability to Generate Profits and Grow our Business

The success of our business depends on our ability to generate profits and grow our franchise. Our primary market area in central New York has experienced a decline in population, reflecting a decrease in the manufacturing sector, and the loss of major employers during the past decade. Moreover, economic and population growth in central New York is expected to be limited for the foreseeable future. The relatively weak economy will make it more difficult for us to grow our earnings and to generate internal asset growth.

Changes in Market Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Because as a general matter our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of debt securities fluctuates inversely with changes in interest rates. At December 31, 2005, the value of our available-for-sale securities portfolio totaled $1.1 billion, with net unrealized losses of $16.9 million. Changes in the unrealized gains and losses on our securities available-for-sale could have an adverse effect on stockholders' equity.

We are also subject to reinvestment risk relating to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest such prepayments at rates that are comparable to the rates on existing loans or securities.

If Economic Conditions Deteriorate, Our Results of Operations and Financial Condition Could Be Adversely Impacted As Borrowers' Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

In addition, substantially all of our loans are to individuals and businesses in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango Counties, New York. Consequently, any decline in the economy of these market areas could have an adverse impact on our earnings.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. The central New York area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as private banking. Some of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete in our market area.

We May Have Difficulty Managing Our Growth, Which May Divert Resources and Limit Our Ability to Successfully Expand Our Operations

We have grown substantially, from $973.4 million of total assets and $636.3 million of total deposits at December 31, 1999 to $3.8 billion of total assets and $2.3 billion of total deposits at December 31, 2005, primarily through acquisitions of other financial institutions. Over this period, we have expanded our branch network from 12 offices at December 31, 1999, to 35 offices at December 31, 2005.

We have incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish our infrastructure to support future growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures, and to manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner, and we may discover deficiencies in our existing systems and controls. Thus, we cannot assure you that our growth strategy will not place a strain on our administrative and operational infrastructure or require us to incur additional expenditures beyond current projections to support our recent and future growth.

A Breach Of Information Security Could Negatively Affect Our Earnings

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We Operate in a Highly Regulated Environment and We May Be Adversely Affected by Changes in Laws and Regulations

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing holding companies, could have a material impact on the combined banks, Partners Trust Financial Group, and our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct our business through our main banking office located in Utica, New York, and other full-service branch offices located in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties, New York. The following table sets forth certain information with respect to our offices at December 31, 2005.
OWNED		Original Year	Net Book Value
Location		Acquired	(in thousands)
Main Office	233 Genesee St, Utica	1839	$ 3,751
100 South Main Street Building	Herkimer	2002	609
Cicero Office	5791 East Seymour St, Cicero	2004	653
Dolgeville Branch	71 N. Main St, Dolgeville	2002	293
Downtown Binghamton Branch	58-68 Exchange St, Binghamton	2004	2,249
Downtown Syracuse Branch	431 E. Fayette St, Syracuse	2004	1,090
Ellinwood Operations Center	2 Ellinwood Dr, New Hartford	1993	2,935
Endicott Office	43 Washington Ave, Endicott	2004	622
Endwell Office	540 Hooper Rd, Endwell	2004	528
Fayetteville Office	7320 Genesee St, East Syracuse	2004	664
Frankfort Branch	134 E. Main St, Frankfort	2002	59
Herkimer ATM Facility	Mohawk St, Herkimer	2002	12
Ilion Branch	150 Central Ave, Ilion	2002	476
Little Falls Branch	501 E. Main St, Little Falls	2002	1,131
Mortgage Office	1923 Vestal Pkwy, East Vestal	2004	373
Newport Branch	15 Bridge St, Newport	2002	137
North Utica Branch	1-3 Herkimer Rd, Utica	2001	1,444
Oriskany Land	110 River St, Oriskany	2002	-
Skaneateles Office	33 East Genesee St, Skaneateles	2004	646
Slawson Street Storage Facility	3 Slawson St, Dolgeville	2002	32
Whitesboro Branch	80 Oriskany Blvd, Whitesboro	1997	1,520
Total Owned			$ 19,224

LEASED		Original Year	Date of Lease	Net Book Value(1)
Location		Leased	Expiration	(In thousands)
Airport Plaza P&C Office	3803 Brewton Rd, North Syracuse	2004	08/2009	$ 60
Camillus Office	100 Kasson Rd, Camillus	2004	12/2010	166
Clinton ATM Facility	Corner of College St & Chenango Ave, Clinton	1997	10/2007	46
Consumer Square Branch	4767 Commercial Dr, New Hartford	2004	4/2019	1,213
East Side Office	156 Robinson St, Binghamton	2004	08/2021	343
Mortgage Office	6872 E. Genesee St, Fayetteville	2000	04/2010	103
Hannaford Branch	401 East Albany St, Herkimer	2002	06/2008	2
Marcy Branch	Rt 49 Plaza, Marcy	2002	07/2007	2
New Hartford Shopping Center Branch	120 Genesee St, New Hartford	1961	06/2006	32
Northgate Plaza Office	1250 Front St, Binghamton	2004	03/2017	32
North Herkimer Branch	319 North Main St, Herkimer	2002	12/2008	-
North Medical Office	5100 West Taft Rd, Liverpool	2004	09/2017	33
Norwich ATM Facility	5631 State Hwy 12, Norwich	2004	05/2018	-
Norwich Office	118 State Highway 320, Norwich	2004	07/2015	46
Oakdale Mall Office	223 Reynolds Rd, Johnson City	2004	07/2016	9
Oriskany Airport ATM Facility	5920 Airport Rd, Oriskany	2002	06/2005	20
Penn Can P&C Office	7785 Frontage Rd, Cicero	2004	12/2009	74
Rano Blvd. Office	100 Rano Blvd, Vestal	2004	12/2019	100
Rome Branch	1919 Black River Blvd, Rome	1997	06/2007	134
Shop City Office	426 Grant Blvd., Syracuse	2004	07/2009	20
Tioga Office	1054 St Rte 17C, Owego	2004	03/2013	31
Vestal Plaza Office	4700 Vestal Parkway E, Vestal	2004	11/2011	61
Washington Mills Branch	40 Kellogg Rd, New Hartford	1999	03/2006	6
West Side Office	273 Main St., Binghamton	2004	10/2012	32
Total Leased				$ 2,565
Total Leased and Owned				$ 21,789
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on The Nasdaq National Market under the symbol "PRTR". The following table sets forth for the periods indicated the high and low sales price per share of the common stock and dividends paid per share as reported by The Nasdaq National Market. Amounts in the first, second and third quarters of 2004 have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.
	2005			2004
			Dividend per			Dividend per
	High	Low	Share	High	Low	Share

1st quarter	$ 11.64	$ 10.05	$ 0.07	$ 21.28	$ 16.62	$ 0.06
2nd quarter	10.95	9.31	0.07	17.82	9.95	0.06
3rd quarter	12.15	10.62	0.07	10.69	9.35	0.06
4th quarter	12.79	10.20	0.07	11.89	9.77	0.06

The closing price of the common stock on January 31, 2006 was $11.80 per share. The approximate number of holders of record of our common stock on January 31, 2006 was 5,256.

Payment of dividends on the Company's common stock is subject to determination and declaration by the Board of Directors and depends on a number of factors, including capital requirements, regulatory limitations on the payments of dividends, the results of operations and financial condition, tax considerations and general economic conditions. See the Business - Supervision and Regulation and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources sections of this Form 10-K. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue.

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2005:
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
October 1 - October 31	278,183	$ 11.15	253,900	3,914,799
November 1 - November 30	1,006,140	11.93	1,006,140	2,908,659
December 1 - December 31	295,191	11.99	295,191	2,613,468
TOTAL	1,579,514	$ 11.81	1,555,231

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by tendering to previously acquired common shares in satisfaction of the exercise price, as is permitted under Partners Trust's stock option plans.

(2) In July 2005, Partners Trust announced a program to purchase up to 5 million of its common shares.

ITEM 6. SELECTED FINANCIAL DATA
	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Condition Data:
Total assets	$ 3,778,943	$ 3,651,627	$ 1,285,115	$ 1,333,503	$ 983,405
Loans receivable (1)	2,180,582	2,086,797	805,250	804,998	603,062
Allowance for loan losses	36,451	42,716	8,608	10,989	7,934
Securities	1,118,928	1,065,311	344,954	345,700	297,685
Goodwill	242,258	245,892	34,523	34,523	-
Other intangible assets	20,343	28,889	3,288	4,461	178
Deposits	2,324,560	2,237,515	796,078	855,211	604,969
Borrowings (2)	853,957	795,504	296,625	297,595	262,193
Junior subordinated obligations (3)	43,202	43,202	-	-	-
Shareholders' equity	527,923	539,649	175,335	165,437	100,148
Non-performing loans	6,553	12,101	4,242	10,983	9,135
Other real estate owned	216	1,055	121	3,092	173

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share data)
Selected Operating Data:(4)
Interest income	$ 169,737	$ 107,889	$ 69,189	$ 62,890	$ 68,529
Interest expense	70,206	38,597	22,582	27,626	38,862
Net interest income	99,531	69,292	46,607	35,264	29,667
Provision for (recovery of) loan losses	(9,006)	1,160	1,100	1,150	1,672
Net interest income after provision for (recovery of) loan losses	108,537	68,132	45,507	34,114	27,995
Other-than-temporary impairment of securities	-	(2,803)	-	-	-
Net gain (loss) on sale of securities available-for-sale	196	(75)	-	(19)	266
Other non-interest income	22,658	16,718	11,138	6,866	6,867
Acquisition and conversion expenses	-	5,051	-	1,716	-
Other non-interest expense (5)	79,938	59,092	35,331	27,015	26,158
Income before income tax expense	51,453	17,829	21,314	12,230	8,970
Income tax expense	18,646	5,689	7,268	3,818	2,329
Net income	$ 32,807	$ 12,140	$ 14,046	$ 8,412	$ 6,641
Basic earnings per share (6)	$ 0.69	$ 0.34	$ 0.53	$ 0.23	N/A
Diluted earnings per share (6)	$ 0.68	$ 0.33	$ 0.52	$ 0.23	N/A
Basic weighted average shares outstanding (6)	47,555,734	36,003,260	26,389,467	26,674,637	N/A
Diluted weighted average shares outstanding (6)	48,496,517	36,849,949	26,813,639	26,720,860	N/A
Dividends paid per share (6)	$ 0.28	$ 0.24	$ 0.17	$ 0.05	N/A

(1)	Excludes loans held for sale and net deferred costs and fees.
(2)	Includes mortgagors' escrow funds
(3)	Represents debt obligations issued to unconsolidated subsidiary trusts that issued mandatorily redeemable preferred trust securities.
(4)	All share and per share amounts prior to 2005 have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.
(5)	Includes one-time $2.1 million charitable contribution to the Partners Trust Bank Charitable Foundation in 2002.
(6)	Not applicable prior to the conversion of Partners Trust Bank to a stock savings bank on April 3, 2002.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Selected Financial and Other Data: (1)
Performance Ratios:
Return on average assets	0.88%	0.51%	1.08%	0.82%	0.67%
Return on average equity	6.02%	3.50%	8.18%	5.67%	6.85%
Interest rate information:
Yield on assets	5.14%	5.04%	5.91%	6.60%	7.39%
Cost of funds	2.42%	2.07%	2.24%	3.38%	4.59%
Net interest rate spread	2.72%	2.97%	3.67%	3.22%	2.80%
Net interest margin (2)	3.01%	3.24%	3.98%	3.70%	3.20%
Net (recoveries) charge-offs to average loans	(0.13%)	0.52%	0.43%	0.37%	0.21%
Efficiency ratio (3)	65.53%	74.76%	61.90%	68.96%	72.12%

	December 31,
	2005	2004	2003	2002	2001

Asset Quality Ratios:
Non-performing loans to total loans	0.30%	0.58%	0.53%	1.36%	1.51%
Non-performing assets to total assets	0.18%	0.36%	0.34%	1.06%	0.95%
Allowance for loan losses to non-performing loans	556.25%	353.00%	202.92%	100.05%	86.85%
Allowance for loan losses to total loans	1.67%	2.05%	1.07%	1.37%	1.32%

Equity ratios:
Book value per share	$ 11.23	$ 11.27	$ 12.72	$ 12.04	N/A
Book value per share,
including unallocated ESOP shares	10.87	10.87	12.35	11.65	N/A
Tangible book value per share	5.64	5.53	9.98	9.20	N/A
Tangible book value per share, including
unallocated ESOP shares	5.46	5.33	9.69	8.90	N/A
(1) Averages presented are daily averages.
(2)	Net interest income divided by average earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except share and per share data)
Selected Quarterly Financial Data (1)

Interest income	$ 44,212	$ 43,324	$ 41,819	$ 40,382	$ 40,187	$ 36,748	$ 15,220	$ 15,734
Interest expense	19,645	18,044	16,739	15,778	15,471	13,726	4,623	4,777
Net interest income	24,567	25,280	25,080	24,604	24,716	23,022	10,597	10,957
Provision for (recovery of) loan losses	-	(9,006)	-	-	-	1,620	(460)	-
Net interest income after provision for (recovery of) loan losses	24,567	34,286	25,080	24,604	24,716	21,402	11,057	10,957
Other-than-temporary impairment of securities	-	-	-	-	(2,803)	-	-	-
Net gain (loss) on sale of securities available-for-sale	38	82	76	-	(7)	(68)	-	-
Other non-interest income	5,639	5,775	5,784	5,460	5,927	5,448	2,708	2,635
Acquisition and conversion expenses	-	-	-	-	305	3,980	653	113
Other non-interest expense	19,659	19,457	20,313	20,509	21,830	19,664	8,933	8,665
Income before income tax expense	10,585	20,686	10,627	9,555	5,698	3,138	4,179	4,814
Income tax expense	4,041	7,560	3,683	3,362	1,681	871	1,516	1,622
Net income	$ 6,544	$ 13,126	$ 6,944	$ 6,193	$ 4,017	$ 2,267	$ 2,663	$ 3,192
Basic earnings per share	$ 0.14	$ 0.27	$ 0.15	$ 0.13	$ 0.09	$ 0.05	$ 0.10	$ 0.12
Diluted earnings per share	$ 0.14	$ 0.27	$ 0.14	$ 0.13	$ 0.08	$ 0.05	$ 0.10	$ 0.12
Basic weighted average shares outstanding	46,815,867	47,788,582	47,480,826	47,720,041	47,119,851	43,632,809	26,553,660	26,500,718
Diluted weighted average shares outstanding	47,883,124	48,880,235	48,255,189	48,558,070	48,271,672	44,719,827	27,035,885	27,168,643
Dividends paid per share	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.06	$ 0.06	$ 0.06	$ 0.06
Net interest margin (2)	2.89%	3.00%	3.08%	3.10%	3.06%	3.10%	3.55%	3.73%
Return on average assets	0.69%	1.39%	0.76%	0.69%	0.44%	0.27%	0.82%	1.00%
Return on average equity	4.79%	9.48%	5.12%	4.61%	2.93%	1.89%	5.88%	7.13%
Efficiency ratio (3)	65.20%	62.78%	65.88%	68.35%	72.27%	83.28%	72.43%	65.08%

(1)	All share and per share amounts for the first three quarters of 2004 have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.
(2)	Net interest income divided by average earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following section presents highlight information from management to assist with understanding the consolidated financial condition and results of operations of Partners Trust Financial Group, Inc., and its subsidiary (combined, the "Company"), during the year ended December 31, 2005 and the preceding two years. The consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K should be read in conjunction with the discussions in this section. The matters discussed in this section contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under "Forward-Looking Statements" and "Risk Factors" in Items 1 and 1A, respectively of this Form 10-K.

2005 Highlights and Overview

The Company's results for 2005 reflect the first full year of operations following its "second step" conversion from a mutual holding company to a stock holding company, and its acquisition of BSB Bancorp ("BSB"), a $2.2 billion bank holding company, on July 14, 2004, as more fully discussed in the Business section of this Form 10-K.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for or recovery of loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, technology expense, other expense and income tax expense. In addition, we had significant expenses in 2004 related to the reorganization from a mutual holding company and the BSB acquisition. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

General. Total assets were $3.8 billion at December 31, 2005, which was $127.3 million higher than at December 31, 2004. The Company's loan portfolio totaled $2.2 billion at December 31, 2005, an increase of $93.8 million or 4.5% compared to $2.1 billion at December 31, 2004. Total deposits increased $87.0 million and were $2.3 billion at December 31, 2005. See the sections of this Form 10-K titled Lending Activities - Loan Portfolio Composition and Sources of Funds - Deposits for further analysis.

Shareholders' equity decreased from $539.6 million at December 31, 2004 to $527.9 million at December 31, 2005, as increases in equity from net income for 2005 and the exercise of stock options were offset by share repurchases, dividend payments and a decrease in other comprehensive income, resulting from an increase in the unrealized loss on our securities portfolio due to higher market interest rates. During 2005, we repurchased 2.4 million shares of our stock in open market transactions under a stock repurchase plan approved by our board of directors in July 2005, resulting in a $28.7 million decrease in shareholders' equity. As of December 31, 2005, 2.6 million shares remain authorized for repurchase under the plan.

See the Consolidated Statements of Changes in Shareholders' Equity in Item 8 of this Form 10-K for more information.

Average Balance Sheet

The following tables set forth certain information for the years ended December 31, 2005, 2004 and 2003. For the years indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages. The BSB acquisition was completed on July 14, 2004, and as such, the average balances of our assets and liabilities in 2004 reflects the assets and liabilities acquired and assumed for a period of 170 days.
	For the Years Ended December 31,
		2005			2004			2003
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 14,765	$ 337	2.28%	$ 32,149	$ 459	1.43%	$ 30,817	$ 348	1.13%
Securities (1)	1,185,613	52,755	4.45%	674,874	27,272	4.04%	347,877	14,855	4.27%
Loans (2)	2,101,990	116,645	5.55%	1,433,554	80,158	5.59%	792,993	53,986	6.81%
Total earning assets	3,302,368	169,737	5.14%	2,140,577	107,889	5.04%	1,171,687	69,189	5.91%

Non-earning assets	408,616			259,902			123,974
Total assets	$ 3,710,984			$ 2,400,479			$ 1,295,661

Interest bearing liabilities:
Savings accounts	$ 291,416	$ 956	0.33%	$ 237,248	$ 764	0.32%	$ 166,457	$ 839	0.50%
Money market accounts	524,517	7,886	1.50%	341,224	3,193	0.94%	160,358	1,335	0.83%
NOW accounts	232,809	467	0.20%	152,518	285	0.19%	91,142	199	0.22%
Time accounts	1,008,174	31,660	3.14%	595,391	17,169	2.88%	314,454	9,563	3.04%
Borrowings (3)	796,903	26,169	3.28%	518,415	15,943	3.08%	277,548	10,646	3.84%
Junior subordinated obligations issued
to unconsolidated subsidiary trusts	43,202	3,068	7.10%	20,067	1,243	6.19%	-	-	0.00%
Total interest bearing liabilities	2,897,021	70,206	2.42%	1,864,863	38,597	2.07%	1,009,959	22,582	2.24%

Non-interest bearing deposits	234,934			167,139			99,617
Other non-interest bearing liabilities	34,400			21,475			14,316
Total liabilities	3,166,355			2,053,477			1,123,892
Shareholders' equity	544,629			347,002			171,769
Total liabilities and shareholders' equity	$ 3,710,984			$ 2,400,479			$ 1,295,661

Net interest income		$ 99,531			$ 69,292			$ 46,607

Net interest rate spread			2.72%			2.97%			3.67%

Net earning assets	$ 405,347			$ 275,714			$ 161,728

Net interest margin			3.01%			3.24%			3.98%

Ratio of earning assets to
interest bearing liabilities	113.99%			114.78%			116.01%

(1) The amounts shown are amortized cost and include FHLB stock.
(2) Net of deferred loan fees and costs. Includes loans held for sale Excludes the allowance for loan losses.
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
	Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing deposits	$ 197	$ (319)	$ (122)	$ 95	$ 16	$ 111
Securities	3,013	22,470	25,483	(840)	13,257	12,417
Loans	(578)	37,065	36,487	(11,086)	37,258	26,172
Total earning assets	2,632	59,216	61,848	(11,831)	50,531	38,700

Interest bearing liabilities:
Savings accounts	23	169	192	(359)	284	(75)
Money market accounts	2,468	2,225	4,693	195	1,663	1,858
NOW accounts	16	166	182	(31)	117	86
Time accounts	1,670	12,821	14,491	(527)	8,133	7,606
Borrowings	1,103	9,123	10,226	(2,451)	7,748	5,297
Junior subordinated obligations issued
to unconsolidated subsidiary trusts	207	1,618	1,825	-	1,243	1,243
Total interest bearing liabilities	5,487	26,122	31,609	(3,173)	19,188	16,015

Net interest income	$ (2,855)	$ 33,094	$ 30,239	$ (8,658)	$ 31,343	$ 22,685

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

General. Net income for the year ended December 31, 2005 was $32.8 million, or $0.68 per diluted share, which was $20.7 million, or 170.2%, higher than 2004. The 2005 results were positively impacted by the acquisition of BSB and a negative provision for loan losses, while 2004 results included acquisition and conversion expenses of $5.1 million relating to the BSB acquisition. The $9.0 million pre-tax negative provision for loan losses in 2005, which was recognized in the third quarter, compares with a provision for loan losses of $1.2 million in the year ended December 31, 2004.

Net Interest Income. Net interest income for the year ended December 31, 2005 totaled $99.5 million, an increase of 43.6% over the $69.3 million for the same period in 2004. The increase in net interest income reflects the full year impact in 2005 of the net earning assets acquired from BSB, which was partially offset by a lower net interest margin.

The net interest margin was 3.01% for the year ended December 31, 2005, compared to 3.24% for 2004. The net interest spread for the year ended December 31, 2005 was 2.72% compared to 2.97% for the same period in 2004. The cost of interest bearing liabilities was 2.42% for the year ended December 31, 2005, compared with 2.07% for the same period in 2004, an increase of 35 basis points. This increase was partially offset by a 10 basis point increase in the yield on earning assets period to period. The decline in interest rate spread and net interest margin is primarily attributable to the flattening of the yield curve that occurred over the past year, coupled with increased deposit rates in 2005, a larger portion of our deposits being in time accounts and increased borrowings, as discussed in the Sources of Funds section of this Form 10-K.

We could experience further compression in our net interest margin if the current flat yield curve environment continues or if time deposits continue to become a larger portion of our deposit base, which could also cause us to increase rates on savings and money market accounts. Any prolonged inversion of the yield curve resulting from increases in short-term interest rates could place additional pressure on our net interest margin as the spread between our short-term deposit rates and longer term loan rates narrows further.

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

We recorded a negative provision for loan losses of $9.0 million for the year ended December 31, 2005 compared with a $1.2 million provision for loan losses in 2004. Non-performing loans to total loans were 0.30% and 0.58%, at December 31, 2005 and 2004, respectively. The allowance for loan losses to non-performing loans and to total loans was 556.25% and 1.67%, respectively, at December 31, 2005, compared to 353.00% and 2.05%, respectively, at December 31, 2004. It is probable that a provision for loan losses will be necessary in future quarters if we are successful in implementing our loan growth strategy, particularly as it relates to commercial and consumer loans, which inherently are a higher credit risk than residential mortgage loans, or if loan delinquencies increase from current levels, among other factors. The Asset Quality section of this Form 10-K provides further information on the methodology used in determining the allowance for loan losses and loan loss provisions.

Non-Interest Income.

The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	2005	2004	$ Change	% Change
Service fees	$ 15,904	$ 11,752	$ 4,152	35%
Trust and investment services	3,144	2,404	740	31%
Income from bank-owned life insurance	2,654	1,927	727	38%
Other-than-temporary impairment of securities	-	(2,803)	2,803	(100%)
Net gain (loss) on sale of securities available-for-sale	196	(75)	271	(361%)
Net gain on sale of loans	207	208	(1)	-%
Other income	749	427	322	75%
Total non-interest income	$ 22,854	$ 13,840	$ 9,014	65%

Service fees and trust and investment services income showed similar percentage increases in 2005 resulting primarily from the full year impact of the BSB acquisition, due to the increased customer base from which these revenues are derived.

Income from bank-owned life insurance increased due primarily to the policies acquired from BSB.

An other-than-temporary impairment charge of $2.8 million was recorded in 2004 on variable rate perpetual preferred stock issued by Fannie Mae. There were no such writedowns in 2005.

Non-Interest Expense.

The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	2005	2004	$ Change	% Change
Salaries and employee benefits	$ 39,725	$ 30,580	$ 9,145	30%
Occupancy and equipment expense	8,228	5,276	2,952	56%
Marketing expense	2,946	2,188	758	35%
Professional services	3,587	2,520	1,067	42%
Technology expense	7,582	5,931	1,651	28%
Amortization of intangible assets	8,362	5,086	3,276	64%
Acquisition and conversion expenses	-	5,051	(5,051)	(100%)
Other expense	9,508	7,511	1,997	27%
Total non-interest expense	$ 79,938	$ 64,143	$ 15,795	25%

The increase in non-interest expense from 2004 to 2005 is due primarily to the full year impact of operating a much larger company, and to a full year of amortization of intangible assets that arose from the BSB acquisition, partially offset by the acquisition and conversion expenses incurred in 2004.

The increase in salaries and employee benefits reflects the higher employment level of the merged Company. The number of full time and part time employees increased to 657 and 174, respectively, at December 31, 2005 from 327 and 60, respectively, immediately prior to the BSB acquisition.

The Company's branch network grew from 16 to 35 with the acquisition of BSB, and occupancy and equipment expense increased accordingly.

Marketing expense increased $758,000 in 2005 due to our larger geographic presence and increased business development efforts. Furthermore, greater emphasis was placed on advertising in our markets in an effort to increase our brand recognition.

Professional services increased $1.1 million in 2005, due to a $314,000 increase in legal expenses relating primarily to commercial loan collection activities, a $396,000 increase in audit and accounting fees reflecting our larger size and increased regulatory compliance costs, and to a higher level of other professional services attributable to the Company's larger size.

Technology expense increased due to the increased data processing cost associated with running a bank with a much larger customer base that offers a wider variety or products and services. We added approximately 194,000 customer accounts as a result of the BSB acquisition, representing an increase in our customer accounts of approximately 135%.

Amortization of intangible assets increased $3.3 million due to a full year of amortization on the core deposit and trust intangible assets related to the BSB acquisition.

Acquisition and conversion expenses of $5.1 million incurred in 2004 were attributable to the BSB acquisition.

Other expense increased in 2005 due primarily to the growth in the size of the Company, and included increases in postage ($521,000), telephone ($167,000), and insurance ($104,000) expenses.

Income Tax Expense. Income tax expense was $18.6 million on income before taxes of $51.5 million for the year ended December 31, 2005, resulting in an effective tax rate of 36.2% compared to income tax expense of $5.7 million on income before taxes of $17.8 million for 2004, resulting in an effective tax rate of 31.9%. The levels of tax expense generally fluctuates with the respective levels of income before income taxes. The increase in the effective tax rate is primarily attributed to the recapture of New York State bad debt reserves, as discussed in the Taxation section of this Form 10-K, resulting in additional 2005 state tax expense of $765,000 (net of Federal benefit), and the smaller relative contribution of tax-advantaged income to pre-tax income in 2005.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

General. Net income for the year ended December 31, 2004 was $12.1 million, or $0.33 per diluted share, which was $1.9 million, or 13.6% lower than the same period in 2003. The decrease was primarily due to acquisition and conversion expenses of $5.1 million (pre-tax) and an after tax charge of $1.7 million for other-than-temporary impairment of securities, which offset additional income realized from the growth in earning assets acquired in the BSB acquisition.

Net Interest Income. Net interest income for the year ended December 31, 2004 totaled $69.3 million, an increase of 48.7% over the $46.6 million for the same period in 2003. The increase in net interest income reflected the substantial increase in net earning assets acquired from BSB. The low interest rate environment in 2004, however, negatively affected our asset yields, and we were not able to reduce our cost of funds to the same degree due to the already low rates paid on our deposit accounts and competitive pressures. As a result, our interest rate spread and net interest margin were reduced in 2004.

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

An other-than-temporary impairment writedown of $2.8 million was recorded on variable rate perpetual preferred stock issued by Fannie Mae with an aggregate face value of $10.0 million, as these securities had a market value below their book value for a sustained period of time.

The decrease in net gain on sale of loans is primarily attributable to the $254,000 gain recognized in 2003 on the sale of agricultural loans as we sought to exit this business line.

Non-Interest Expense.

The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	2004	2003	$ Change	% Change
Salaries and employee benefits	$ 30,580	$ 18,655	$ 11,925	64%
Occupancy and equipment expense	5,276	3,720	1,556	42%
Marketing expense	2,188	938	1,250	133%
Professional services	2,520	1,483	1,037	70%
Technology expense	5,931	3,640	2,291	63%
Amortization of intangible assets	5,086	1,189	3,897	328%
Acquisition and conversion expenses	5,051	-	5,051	N/A
Other expense	7,511	5,706	1,805	32%
Total non-interest expense	$ 64,143	$ 35,331	$ 28,812	82%

The increase in non-interest expense from 2003 to 2004 is due in large part to the impact of operating a much larger company, as similarly discussed in the Comparison of Operating Results for the Years Ended December 31, 2005 and 2004 - Non-interest Expense section of this Form 10-K. Increases in costs associated with the acquisition of BSB, including amortization of intangible assets, also affected non-interest expense in 2004.

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

Supplemental Reporting of Non-GAAP Results of Operations. In addition to results presented in accordance with U.S. generally accepted accounting principles ("GAAP"), we are providing in this report certain non-GAAP financial measures. We believe that providing certain non-GAAP financial measures provides the reader with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on what we believe are our "core operating earnings." Core operating earnings is net income as reported on a GAAP basis, adjusted to exclude large non-cash items which affect the reporting of results of operations, such as net amortization of fair market value adjustments on net assets acquired in mergers, amortization of intangibles and covenant-not-to-compete expense, and the negative provision for loan losses. Additionally, we exclude acquisition and conversion expenses. We believe these items are not reflective of on-going operations and are therefore "nonoperating" in nature. We consider loan loss provisions to be a normal operating expense and therefore they are not added back when calculating our core earnings.

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

Our core operating earnings rose 56.3% to $33.9 million or $0.70 per diluted share in 2005, compared to $21.7 million or $0.59 per diluted share in 2004 and $15.2 million or $0.57 per diluted share in 2003.

The following table reconciles core operating earnings to net income in accordance with GAAP.

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net Income as Reported (GAAP)	$ 32,807	$ 12,140	$ 14,046
Adjustments
Net amortization of premium on net assets acquired in mergers	2,540	2,996	750
Other-than-temporary impairment on securities	-	2,803	-
Acquisition and conversion expense	-	5,051	-
Amortization of core deposit & trust intangibles	8,007	4,909	1,012
Covenant-not-to-compete expense	355	177	177
Negative provision for loan loss	(9,006)	-	-
Total adjustments pre-tax	1,896	15,936	1,939
Related income taxes	756	6,354	773
Total adjustments after-tax	1,140	9,582	1,166
Core Operating Earnings	$ 33,947	$ 21,722	$ 15,212

Diluted EPS using Core Operating Earnings	$ 0.70	$ 0.59	$ 0.57

The following table sets forth certain GAAP and non-GAAP performance ratios (1):

	Year Ended December 31,
	2005	2004	2003

Return on Average Assets:
Using GAAP earnings	0.88%	0.51%	1.08%
Using Core Operating Earnings	0.91%	0.91%	1.18%

Return on Average Equity:
Using GAAP earnings	6.02%	3.50%	8.18%
Using Core Operating Earnings	6.23%	6.26%	8.87%

Return on Average Tangible Equity:
Using GAAP earnings	11.94%	6.14%	10.52%
Using Core Operating Earnings	12.35%	10.98%	11.41%

Efficiency ratio: (2)
Using GAAP earnings	65.53%	74.76%	61.90%
Using Core Operating Earnings	57.48%	60.82%	58.98%

(1) Averages are daily averages.
(2)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans.

Impact of Inflation and Changing Prices

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of our operations. Unlike those of most industrial companies, our assets and liabilities are nearly all monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the same direction, or to the same extent, as the price of goods and services.

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

For the year ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition.

Liquidity and Capital Resources

The objective of liquidity management is to ensure that we have the ability to maintain cash flows that are adequate to fund our operations and meet our obligations and other commitments on a timely and cost-effective basis. Our liquidity management is both a daily and long-term function of funds management. If we require funds beyond our ability to generate them internally, various forms of both short-and long-term borrowings provide an additional source of funds.

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits including brokered time deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for additional borrowings, advances from the FHLB of New York and reverse repurchase agreements. At December 31, 2005, the Bank had $1.1 billion in available FHLB borrowing capacity, of which $798.3 million was outstanding. At December 31, 2005, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $349.0 million. Certificates of deposit which are scheduled to mature within one year totaled $696.8 million, excluding purchase accounting adjustments, at December 31, 2005, and borrowings that are scheduled to mature within the same period amounted to $296.5 million excluding purchase accounting adjustments, at such date.

Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Based on our deposit retention experience we anticipate that a majority of the time deposits maturing within the next year will be retained, though increased competitive pressures have resulted in increased outflows, which may continue. We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, we will readjust our deposit pricing strategy or take other measures, such as discontinuing our reinvestment of security payments or increasing our reliance on wholesale funding sources, such as brokered time deposits or borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments, though it is possible that our reliance on wholesale funds will increase in the current competitive and interest rate environments, resulting in further upward pressure on our overall cost of funds.

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders, execute authorized share repurchases and to make interest payments on the junior subordinated obligations. At December 31, 2005, the total interest payments due in 2006 on the junior subordinated obligations amounts to approximately $3.5 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings, dividends from the Bank and investment income. At December 31, 2005, the Company had $59.0 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions. At December 31, 2005, the Bank had the ability to pay dividends of $3.0 million to the Company without the prior approval of the OTS.

On July 20, 2005, the Company announced that its board of directors authorized the repurchase of up to 5 million shares (10%) of its outstanding common stock. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase program is authorized for up to one year, and there can be no assurance that the Company will repurchase all 5 million shares authorized. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company. As of December 31, 2005, 2.4 million shares were purchased at a total cost of $28.7 million.

We do not anticipate any material capital expenditures for the foreseeable future, nor do we have any balloon payments due on any long-term obligations (other than scheduled maturities), although $120.0 million of FHLB advances at December 31, 2005 can be called by the FHLB at quarterly intervals. These callable advances, with a weighted average interest rate of 4.48%, mature in 2011. If called, we have the option to reprice the advances at the then-current FHLB rates, or to repay the advances.

At December 31, 2005, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, our consolidated regulatory capital amounts and ratios are discussed below. The Company's consolidated and the Bank's leverage (Tier 1) capital at December 31, 2005 was $319.5 million and $267.0 million, respectively, or 9.0% and 7.6% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $176.8 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At December 31, 2005, the Bank's total risk-based capital ratio was 13.1%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required for probable credit losses and the material effect that such judgments can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. Our policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements. A more detailed description of our methodology for determining the allowance for loan losses is included in the Asset Quality section in Part 1, Item 1 of this report. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in note 1 to the consolidated financial statements to obtain a better understanding of how our financial performance is reported.

Impact of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. This Statement is effective for the Company as of January 1, 2006 and may be adopted prospectively or retrospectively. The Company will adopt the Statement using the modified prospective method and it is expected that the expense to be recognized in 2006 will be $1.2 million based upon unvested options outstanding at December 31, 2005.

Contractual Obligations

We are contractually obliged to make payments as follows (in thousands):
		Payments Due by Period:
		Less Than			More Than
	Total (1)	1 Year	1-3 Years	3-5 Years	5 Years
Federal Home Loan Bank borrowings (2)	$ 745,717	$ 295,059	$ 310,287	$ 20,056	$ 120,315
Junior subordinated obligations	43,202	-	-	-	43,202
Operating leases	8,045	1,354	2,264	1,629	2,798
Other	1,409	-	-	-	1,409
Total obligations	$ 798,373	$ 296,413	$ 312,551	$ 21,685	$ 167,724

(1)	Excludes repurchase agreements and advances on our overnight line of credit with the FHLB.
(2)	Excludes fair value adjustment of $3.5 million at December 31, 2005 on borrowings assumed from BSB.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or re-price more rapidly than interest-earning assets. The primary objective of our interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. We actively monitor interest rate risk in connection with our lending, investing, deposit and borrowing activities. We do not hold any of our assets for trading purposes.

As discussed in the "Comparison of Operating Results for the Years Ended December 31, 2005 and 2004" section of this Form 10-K, our net interest margin decreased in 2005. We could see further compression in our net interest margin if the current flat yield curve environment continues or if competition for deposits continues, which would drive up the cost of retaining or attracting deposits. Furthermore, any prolonged inversion of the yield curve resulting from increases in short-term interest rates could place additional pressure on our net interest margin as the spread between our short-term deposit rates and our longer-term loan rates narrows further.

Quantitative Analysis. Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current conditions.

The following table sets forth the result of our net interest income simulation model as of December 31, 2005 and 2004.
Change in Interest	2005			2004
in Basis Points	Annual Net Interest Income			Annual Net Interest Income
(Rate Ramp)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	97,300	441	0.46%	105,789	(322)	-0.30%
Flat	96,859	-	-	106,111	-	-
+100	96,231	(628)	-0.65%	105,451	(660)	-0.62%
+200	95,268	(1,591)	-1.64%	104,437	(1,674)	-1.58%
+300	94,494	(2,365)	-2.44%	104,101	(2,010)	-1.89%

In the event of an instantaneous 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a 1.64%, or $1.6 million, decrease in net interest income. In the event of an instantaneous 100 basis point decrease in interest rates across the yield curve, we estimate that we would experience a 0.46%, or $441,000, increase in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Partners Trust Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated March 10, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 10, 2006

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2005 and 2004
	2005	2004
Assets	(In thousands, except share data)
Cash and due from banks	$ 58,137	$ 54,633
Federal funds sold	-	30,848
Total cash and cash equivalents	58,137	85,481
Securities available-for-sale, at fair value	1,118,136	1,064,070
Securities held-to-maturity (fair value of $794 at December 31, 2005 and
$1,242 at December 31, 2004)	792	1,241
Federal Home Loan Bank of New York ("FHLB") stock	40,252	36,394
Loans held for sale	1,518	1,107
Loans receivable	2,194,035	2,092,351
Less: Allowance for loan losses	(36,451)	(42,716)
Net loans receivable	2,157,584	2,049,635
Premises and equipment, net	26,263	29,187
Accrued interest receivable	15,131	13,333
Bank-owned life insurance	70,733	68,079
Other real estate owned and repossessed assets	216	1,055
Goodwill	242,258	245,892
Other intangible assets, net	20,343	28,889
Other assets	27,580	27,264
Total Assets	$ 3,778,943	$ 3,651,627

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 237,604	$ 235,994
Interest bearing	2,086,956	2,001,521
Total deposits	2,324,560	2,237,515
Borrowings	834,138	776,813
Mortgagors' escrow funds	19,819	18,691
Other liabilities	29,301	35,757
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,251,020	3,111,978

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and
50,454,791 and 49,722,984 shares issued at December 31, 2005 and
December 31, 2004, respectively	5	5
Additional paid-in capital	440,270	435,604
Retained earnings	139,107	120,597
Accumulated other comprehensive (loss) income	(10,159)	394
Treasury stock (1,889,051 and 60,971 shares at December 31, 2005 and
December 31, 2004, respectively)	(22,196)	(593)
Unallocated ESOP shares (1,550,875 and 1,769,688 shares at December 31, 2005
and December 31, 2004, respectively)	(12,591)	(14,293)
Unearned restricted stock awards	(6,513)	(2,065)
Total shareholders' equity	527,923	539,649
Total Liabilities and Shareholders' Equity	$ 3,778,943	$ 3,651,627

See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
	2005	2004	2003
	(In thousands, except per share data)
Interest income:
Loans, including fees	$ 116,645	$ 80,158	$ 53,986
Federal funds sold and interest bearing deposits	337	459	348
Securities	52,755	27,272	14,855
Total interest income	169,737	107,889	69,189

Interest expense:
Deposits:
Savings accounts	956	764	839
Money market accounts	7,886	3,193	1,335
Time accounts	31,660	17,169	9,563
NOW accounts	467	285	199
	40,969	21,411	11,936
Borrowings:
Repurchase agreements	380	263	443
FHLB advances	25,524	15,482	10,109
Mortgagors' escrow funds	265	198	94
	26,169	15,943	10,646
Junior subordinated obligations	3,068	1,243	-
Total interest expense	70,206	38,597	22,582
Net interest income	99,531	69,292	46,607
Provision for (recovery of) loan losses	(9,006)	1,160	1,100
Net interest income after provision for (recovery of) loan losses	108,537	68,132	45,507

Non-interest income:
Service fees	15,904	11,752	7,137
Trust and investment services	3,144	2,404	1,768
Income from bank-owned life insurance	2,654	1,927	1,273
Other-than-temporary impairment of securities	-	(2,803)	-
Net gain (loss) on sale of securities available-for-sale	196	(75)	-
Net gain on sale of loans	207	208	666
Other income	749	427	294
Total non-interest income	22,854	13,840	11,138

Non-interest expense:
Salaries and employee benefits	39,725	30,580	18,655
Occupancy and equipment expense	8,228	5,276	3,720
Marketing expense	2,946	2,188	938
Professional services	3,587	2,520	1,483
Technology expense	7,582	5,931	3,640
Amortization of other intangible assets	8,362	5,086	1,189
Acquisition and conversion expense	-	5,051	-
Other expense	9,508	7,511	5,706
Total non-interest expense	79,938	64,143	35,331
Income before income tax expense	51,453	17,829	21,314
Income tax expense	18,646	5,689	7,268
Net income	$ 32,807	$ 12,140	$ 14,046

Basic earnings per share	$ 0.69	$ 0.34	$ 0.53
Diluted earnings per share	$ 0.68	$ 0.33	$ 0.52

See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2005, 2004 and 2003
				Accumulated			Unearned
		Additional		Other		Unallocated	Restricted
	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Capital	Earnings	Income (loss)	Stock	Shares	Awards	Total
	(In thousands, except share data)
Balance at December 31, 2002	$ 1,422	$ 62,683	$ 103,593	$ 5,575	$ (170)	$ (4,606)	$ (3,060)	$ 165,437
Net income	-	-	14,046	-	-	-	-	14,046
Other comprehensive loss, net of tax	-	-	-	(3,673)	-	-	-	(3,673)
Cash dividends ($0.17 per share)	-	-	(2,078)	-	-	-	-	(2,078)
ESOP shares allocated (51,181 shares)	-	569	-	-	-	512	-	1,081
Amortization of unearned restricted stock awards	-	-	-	-	-	-	644	644
Tax benefit of restricted stock vesting	-	158	-	-	-	-	-	158
Purchase of treasury stock (13,273 shares)	-	-	-	-	(320)	-	-	(320)
Stock options exercised (3,000 shares)	-	-	-	-	40	-	-	40
Balance at December 31, 2003	1,422	63,410	115,561	1,902	(450)	(4,094)	(2,416)	175,335
Net income	-	-	12,140	-	-	-	-	12,140
Other comprehensive loss, net of tax	-	-	-	(1,508)	-	-	-	(1,508)
Cash dividends ($0.24 per share)	-	-	(7,163)	-	-	-	-	(7,163)
Dissolve Partners Trust, MHC	-	-	59	-	-	-	-	59
Conversion of minority shares (12,872,594 shares issued
and par value changed)	(1,421)	1,421	-	-	-	-	-	-
Net proceeds from sale of common stock in second step
conversion (14,875,000 shares), net of offering costs of $6,378	1	142,371	-	-	-	-	-	142,372
Common stock acquired by ESOP (1,190,000 shares)	-	-	-	-	-	(11,900)	-	(11,900)
Shares issued in purchase of BSB Bancorp, Inc. (20,270,464
shares)	2	202,703	-	-	-	-	-	202,705
Value of BSB Bancorp, Inc. stock options exchanged in acquisition	-	11,887	-	-	-	-	-	11,887
ESOP shares allocated (218,813 shares)	-	854	-	-	-	1,701	-	2,555
Restricted stock awarded under the Long-Term Equity Compensation Plan (23,402 shares)	-	259	-	-	224	-	(483)	-
Restricted stock forfeited (14,971 shares)	-	-	-	-	(101)	-	101	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	733	733
Tax benefit of restricted stock vesting	-	111	-	-	-	-	-	111
Purchase of treasury stock (41,573 shares)	-	-	-	-	(437)	-	-	(437)
Stock options exercised and related tax benefit (1,744,217 shares)	1	12,588	-	-	171	-	-	12,760
Balance at December 31, 2004	5	435,604	120,597	394	(593)	(14,293)	(2,065)	539,649
Net income	-	-	32,807	-	-	-	-	32,807
Other comprehensive loss, net of tax	-	-	-	(10,553)	-	-	-	(10,553)
Cash dividends ($0.28 per share)	-	-	(13,438)	-	-	-	-	(13,438)
ESOP shares allocated (218,813 shares)	-	722	-	-	-	1,702	-	2,424
Restricted stock awarded under the Long-Term Equity Compensation Plan (594,997 shares)	-	(259)	(859)	-	7,056	-	(5,938)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	1,490	1,490
Tax benefit of restricted stock vesting	-	93	-	-	-	-	-	93
Purchase of treasury stock (2,423,077 shares)	-	-	-	-	(28,659)	-	-	(28,659)
Stock options exercised and related tax benefit (731,807 shares)	-	4,110	-	-	-	-	-	4,110
Balance at December 31, 2005	$ 5	$ 440,270	$ 139,107	$ (10,159)	$ (22,196)	$ (12,591)	$ (6,513)	$ 527,923
See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Operating activities
Net income	$ 32,807	$ 12,140	$ 14,046
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for (recovery of) loan losses	(9,006)	1,160	1,100
Depreciation and amortization	3,942	3,054	1,911
Income from bank-owned life insurance	(2,654)	(1,927)	(1,273)
Deferred tax expense	5,998	2,049	456
Net premium amortization on securities	1,617	2,752	2,230
(Gain) loss on sale of other real estate owned, net	(580)	(144)	88
Proceeds from sales of loans held for sale	24,386	30,666	32,918
Loans originated for sale	(24,590)	(27,260)	(27,787)
Gain on sale of loans, net	(207)	(208)	(666)
(Gain) loss on disposal of premises, net	(97)	423	(41)
Other-than-temporary impairment of securities	-	2,803	-
Net (gain) loss on sale of securities available-for-sale	(196)	75	-
ESOP expense	2,424	2,555	1,081
Restricted stock expense	1,490	733	644
Amortization of other intangible assets	8,362	5,086	1,189
(Increase) decrease in accrued interest receivable	(1,798)	323	737
Net change in other assets and other liabilities	(532)	3,440	1,445
Net cash provided by operating activities	41,366	37,720	28,078

Investing activities:
Net cash used in acquisition activities	-	(110,475)	-
Purchases of securities held-to-maturity	(58)	(398)	(458)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	507	397	785
Purchases of securities available-for-sale	(448,613)	(278,988)	(179,906)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	278,463	199,063	172,800
Proceeds from sales of securities available-for-sale	93,750	46,798	-
Purchases of FHLB stock	(42,530)	(16,473)	(2,175)
Redemptions of FHLB stock	38,672	14,822	1,300
Net loans (made to) repaid by customers	(99,999)	86,929	(4,675)
Purchases of premises and equipment	(2,162)	(4,198)	(1,043)
Proceeds from sale of premises	1,246	58	61
Proceeds from sale of land and buildings held for sale	704	-	194
Proceeds from sales of other real estate owned	2,475	1,285	3,028
Net cash used in investing activities	(177,545)	(61,180)	(10,089)

(Continued)

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Financing activities:
Net increase (decrease) in deposits	$ 87,045	$ (101,037)	$ (59,133)
Net increase in mortgagors' escrow funds	1,128	3,758	432
Proceeds from FHLB advances	290,000	185,000	115,000
Net increase (decrease) in short-term borrowings	20,500	(8,470)	1,000
Repayment of FHLB advances	(240,055)	(144,605)	(98,500)
Net (decrease) increase in repurchase agreements and other borrowings	(13,120)	589	(18,902)
Net proceeds from sale of common stock	-	142,372	-
Cash dividends	(13,438)	(7,163)	(2,078)
Loan to ESOP for the purchase of common stock	-	(11,900)	-
Dissolve Partners Trust, MHC	-	59	-
Purchase of treasury stock	(28,659)	(437)	(320)
Proceeds from exercise of stock options	5,434	10,268	40
Net cash provided by (used in) financing activities	108,835	68,434	(62,461)
Net (decrease) increase in cash and cash equivalents	(27,344)	44,974	(44,472)
Cash and cash equivalents at beginning of year	85,481	40,507	84,979
Cash and cash equivalents at end of year	$ 58,137	$ 85,481	$ 40,507

Supplemental disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$ 68,002	$ 37,968	$ 23,122
Income taxes	9,656	5,716	4,800

Acquisition activity:
Fair value of non-cash assets acquired	-	2,154,404	-
Fair value of liabilities assumed	-	2,070,658	-
Shares issued	-	202,705	-
Value of stock options exchanged in acquisition	-	11,887	-

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003
	2005	2004	2003
	(In thousands)
Net income	$ 32,807	$ 12,140	$ 14,046
Other comprehensive loss net of tax:
Unrealized holding losses on
securities available-for-sale (pre-tax, ($20,717), ($2,892), and ($5,295)	(12,430)	(1,735)	(3,177)
Reclassification adjustment for net (gain) loss on
available-for-sale securities realized in net income
(pre-tax amounts of ($196), $2,878, and $ -)	(118)	1,727	-
Minimum pension asset (liability) arising during the year
(pre-tax $3,326, ($2,500), and ($826)	1,995	(1,500)	(496)
Total other comprehensive loss	(10,553)	(1,508)	(3,673)
Comprehensive income	$ 22,254	$ 10,632	$ 10,373

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

The allowance for loan losses is adjusted through charges or credits to earnings in the form of a provision for or recovery of loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance when received.

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

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of 90 days or more, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is internally classified as doubtful or is partially charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

Loans Held for Sale and Mortgage Servicing Rights

The Company sells certain residential real estate loans in the secondary market. The Company may retain the right to service the loan, or may sell the loan servicing released. The Company makes the determination of whether or not to identify a loan as held for sale at the time the application is received from the borrower. In addition, from time to time the Company may transfer loans from the loan portfolio to held for sale for asset/liability management purposes or to provide additional liquidity. Loans held for sale are regularly evaluated on an aggregate basis to determine if fair value is less than carrying value. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2005 or 2004. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

The Bank also has rate lock commitments extended to borrowers that relate to the origination of residential mortgage loans held for sale ("rate locks"). To mitigate the interest rate risk inherent in rate locks, as well as closed mortgage loans held for sale ("loans held for sale"), the Bank enters into forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133. The impact of the estimated fair values of the rate locks and forward commitments, were not significant to the consolidated financial statements.

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

Bank-Owned Life Insurance

Bank-owned life insurance is carried at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance premiums, is recorded as non-interest income. Proceeds from death benefits in excess of cash surrender value are recognized as non-interest income when received.

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

1. Summary of Significant Accounting Policies (Continued)

Employee Benefit Costs

The Company merged its two tax-qualified non-contributory pension plans in 2005. The merged plan covers substantially all former SBU employees that met eligibility requirements prior to November 1, 2002, and substantially all former BSB employees that met eligibility requirements prior to July 14, 2004 at which time all benefits under the former BSB plan were frozen. The Company also maintains a non-qualified supplemental retirement plan for an executive. The cost of this plan, based on actuarial computations of current and future benefits, is charged to current operating expenses. The Company also provides certain post-retirement medical, dental and life insurance benefits to substantially all former SBU employees and retirees that met eligibility requirements prior to November 1, 2002. Subsequent to the acquisition of BSB, benefits for most of the BSB active participants were changed to those under the Partners plan. However, a select group of active employees and all retirees/beneficiaries of BSB remained under the BSB plan provisions. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as eligible employees perform services to earn the benefits.

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

The Company accounts for stock options granted under its Long-Term Equity Compensation Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Restricted stock awards granted under the Long-Term Equity Compensation Plan are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the five year vesting period of the awards. SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income and earnings per share as if the fair value of all stock-based awards was recognized as compensation expense over the vesting period of the awards.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants made in the years indicated, and the resulting estimated weighted-average fair values are as follows:

	2005	2004	2003
Dividend yield	2.33%	1.69%	1.68%
Expected volatility	23.65%	47.41%	24.71%
Risk-free interest rate	3.92%	3.16%	2.97%
Expected life	5 years	5 years	5 years
Weighted average fair value	$ 2.13	$ 6.60	$ 2.07

1. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

Pro forma disclosures for the years ended December 31, 2005, 2004 and 2003, utilizing the estimated fair value of the options granted, are as follows (in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$ 32,807	$ 12,140	$ 14,046
Add: Stock-based compensation expense related to restricted stock
awards included in reported net income, net of related tax effects	896	441	388
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(1,609)	(855)	(645)
Pro forma net income	$ 32,094	$ 11,726	$ 13,789
Basic earnings per share:
As reported	$ 0.69	$ 0.34	$ 0.53
Pro forma	$ 0.67	$ 0.33	$ 0.52
Diluted earnings per share:
As reported	$ 0.68	$ 0.33	$ 0.52
Pro forma	$ 0.67	$ 0.32	$ 0.52

SFAS No. 123, "Share-Based Payment", is effective for the Company as of January 1, 2006. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company will adopt the statement using the modified prospective method. Additional information regarding the Company's stock options is located in note 10.

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

Derivative Financial Instruments and Hedging Activities

Derivative instruments utilized by the Company have included interest rate floor and cap agreements. None of these instruments were used during 2005. The Company is a limited end-user of derivative instruments for interest rate management purposes, and does not conduct trading activities for derivatives.

All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of other comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

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

2. Securities

The amortized cost and estimated fair value of securities are summarized as follows (in thousands):

	December 31, 2005
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury obligations	$ 1,036	$ -	$ 4	$ 1,032
Obligations of U.S. government sponsored corporations	419,560	29	7,266	412,323
Municipal obligations	57,568	563	273	57,858
Corporate debt securities	43,263	423	198	43,488
Fannie Mae preferred stock	17,197	197	114	17,280
Collateralized mortgage obligations	369,792	66	6,828	363,030
Other mortgage-backed securities	224,326	709	4,236	220,799
Other securities	2,326	-	-	2,326
Total available-for-sale	$ 1,135,068	$ 1,987	$ 18,919	$ 1,118,136

Held-to-maturity:
Other securities	$ 792	$ 2	$ -	$ 794
Total held-to-maturity	$ 792	$ 2	$ -	$ 794

	December 31, 2004
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury obligations	$ 1,035	$ -	$ 4	$ 1,031
Obligations of U.S. government sponsored corporations	334,395	608	1,087	333,916
Municipal obligations	58,570	831	124	59,277
Corporate debt securities	73,407	684	189	73,902
Fannie Mae preferred stock	17,197	-	33	17,164
Collateralized mortgage obligations	341,729	2,237	1,141	342,825
Other mortgage-backed securities	230,145	2,988	789	232,344
Other securities	3,611	-	-	3,611
Total available-for-sale	$ 1,060,089	$ 7,348	$ 3,367	$ 1,064,070

Held-to-maturity:
Other securities	$ 1,241	$ 1	$ -	$ 1,242
Total held-to-maturity	$ 1,241	$ 1	$ -	$ 1,242

2. Securities (Continued)

The following provides information on temporarily impaired securities at the dates indicated (in thousands):
	December 31, 2005
	Less than 12 months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$ 1,032	$ 4	$ -	$ -	$ 1,032	$ 4
Obligations of U.S. government sponsored corporations	320,405	5,554	81,943	1,712	402,348	7,266
Municipal obligations	22,683	204	6,331	69	29,014	273
Corporate debt securities	8,727	127	11,434	71	20,161	198
Fannie Mae preferred stock	-	-	9,886	114	9,886	114
Collateralized mortgage obligations	262,021	4,494	94,438	2,334	356,459	6,828
Other mortgage-backed securities	135,845	2,036	61,826	2,200	197,671	4,236
Total temporarily impaired securities	$ 750,713	$ 12,419	$ 265,858	$ 6,500	$ 1,016,571	$ 18,919

	December 31, 2004
	Less than 12 months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$ 1,031	$ 4	$ -	$ -	$ 1,031	$ 4
Obligations of U.S. government sponsored corporations	192,193	1,077	5,016	10	197,209	1,087
Municipal obligations	22,780	124	-	-	22,780	124
Corporate debt securities	26,911	153	1,680	36	28,591	189
Fannie Mae preferred stock	9,968	33	-	-	9,968	33
Collateralized mortgage obligations	132,297	1,141	-	-	132,297	1,141
Other mortgage-backed securities	73,741	787	62	2	73,803	789
Total temporarily impaired securities	$ 458,921	$ 3,319	$ 6,758	$ 48	$ 465,679	$ 3,367

Substantially all of the unrealized losses at December 31, 2005 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2005. A total of 330 available-for-sale securities were in a continuous unrealized loss position for less than 12 months, and 134 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Privately issued collateralized mortgage obligations totaled $195.7 million and $171.2 million at December 31, 2005 and 2004, respectively. All other mortgage-backed securities and collateralized mortgage obligations at December 31, 2005 and 2004, were backed by either Fannie Mae, Freddie Mac or Ginnie Mae.

2. Securities (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$ 28,861	$ 28,761
Due after one year through five years	240,291	236,397
Due after five years through ten years	195,210	191,873
Due after ten years	57,065	57,670
	521,427	514,701
Mortgage-backed securities and collateralized
mortgage obligations	594,118	583,829
Total	$ 1,115,545	$ 1,098,530

During 2005 the Company realized gross gains on sales of available-for-sale securities of $1,014,000 and gross losses on available-for-sale securities of $818,000.

During the year ended December 31, 2004, the Company realized gross gains of $100,000 and gross losses of $175,000 related to the sales of securities available-for-sale. During 2004 the Company recognized an other-than-temporary impairment loss of $2.8 million on Fannie Mae preferred stock.

There were no sales of securities during 2003.

Securities at December 31, 2005 and 2004 include approximately $792.7 million and $552.0 million, respectively, of securities which are pledged under various agreements.

3. Loans Receivable

The components of loans receivable at the dates indicated are as follows (in thousands):

	December 31,
	2005	2004
Residential real estate	$ 1,119,952	$ 1,081,256
Commercial real estate	304,458	339,587
Commercial and industrial	173,113	180,897
Consumer, including home equity loans	583,059	485,057
Total loans receivable	2,180,582	2,086,797
Less:
Net deferred loan costs	13,453	5,554
Allowance for loan losses	(36,451)	(42,716)
Net loans receivable	$ 2,157,584	$ 2,049,635

The Company grants commercial, consumer and residential loans primarily throughout Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango Counties in New York State. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions within these counties.

At December 31, 2005 and 2004, $793.6 million and $607.9 million, respectively, of residential mortgages were pledged as collateral for FHLB advances.

At December 31, 2005 and 2004 the Company had $9.7 million and $8.7 million, respectively, in loans to directors and executive officers.

3. Loans Receivable (Continued)

The following table sets forth the activity in loans to directors and executive officers (in thousands):

	2005	2004
Principal balance at beginning of year	$ 11,489	$ 1,179
Balance of loans to executive officers and directors formerly with BSB	-	10,123
New loans	238	460
Repayments and amortization	(2,471)	(273)
Principal balance at end of year	$ 9,256	$ 11,489

Loans made to directors and executive officers were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

At December 31, 2005, 2004 and 2003, impaired loans totaled approximately $4.3 million, $8.2 million and $1.9 million, respectively. There was no allowance for loan losses on impaired loans at December 31, 2005, 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was approximately $5.8 million, $7.6 million and $1.4 million, respectively. Interest income of $48,000 and $37,000 was recognized on impaired loans while such loans were considered impaired during 2005 and 2004, respectively. No interest income was recognized on impaired loans while such loans were considered impaired during 2003. Impaired loans do not include accruing loans classified as troubled debt restructurings totaling $335,000 and $3.7 million as of December 31, 2005 and 2004, respectively.

The amount of loans on which the Company has ceased accruing interest totaled approximately $6.4 million, $11.2 million and $3.8 million at December 31, 2005, 2004 and 2003, respectively. The amount of interest not recorded on these nonaccrual loans was approximately $701,000, $404,000 and $223,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The amount of loans 90 days past due and still accruing at December 31, 2005, 2004 and 2003 totaled $148,000, $871,000, and $480,000, respectively.

Changes in the allowance for loan losses for the years indicated are as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$ 42,716	$ 8,608	$ 10,989
Charge-offs	(15,586)	(14,490)	(4,051)
Recoveries	18,327	7,083	570
Provision for (recovery of) loan losses	(9,006)	1,160	1,100
Allowance acquired/recorded in BSB acquisition	-	40,355	-
Balance at end of year	$ 36,451	$ 42,716	$ 8,608

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were approximately $313.5 million, $358.2 million, and $129.9 million at December 31, 2005, 2004 and 2003, respectively.

Custodial escrow balances included in demand deposits were approximately $5.3 million and $5.4 million at December 31, 2005 and 2004, respectively.

4. Premises and Equipment

Premises and equipment at cost less accumulated depreciation and amortization at the dates indicated are as follows (in thousands):

	December 31,
	2005	2004
Land	$ 5,189	$ 4,997
Banking premises	27,452	26,668
Furniture, fixtures and equipment	16,055	14,469
Construction in process	306	578
Total cost	49,002	46,712
Less: Accumulated depreciation and amortization	(22,739)	(17,525)
	$ 26,263	$ 29,187

Depreciation and amortization expense was approximately $3.9 million, $3.1 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

5. Other Intangible Assets

The following table summarizes the Company's intangible assets that are subject to amortization (in thousands):

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 27,510	$ 13,514	$ 13,996
Mortgage servicing rights	1,556	628	928
Non-compete covenants	5,097	532	4,565
Trust relationship intangible	1,267	413	854
Total	$ 35,430	$ 15,087	$ 20,343

	December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 27,510	$ 5,727	$ 21,783
Mortgage servicing rights	1,515	403	1,112
Non-compete covenants	5,097	177	4,920
Trust relationship intangible	1,267	193	1,074
Total	$ 35,389	$ 6,500	$ 28,889

Amortization expense for intangible assets for the next five years is estimated as follows (in thousands):

	Core Deposit	Mortgage Servicing	Non-Compete	Trust Relationship
	Intangible	Rights	Covenants	Intangible	Total
2006	$ 6,072	$ 222	$ 1,274	$ 193	$ 7,761
2007	4,356	196	1,462	167	6,181
2008	2,641	155	1,462	140	4,398
2009	927	117	367	113	1,524
2010	-	70	-	87	157

6. Deposits

Deposits consisted of the following at the dates indicated (in thousands):

	December 31,
	2005	2004

Savings accounts	$ 271,424	$ 300,678
Money market accounts	524,965	543,591
Time accounts	1,039,132	929,911
Demand deposits and NOW accounts	489,039	463,335
Total deposits	$ 2,324,560	$ 2,237,515

The maturity of time accounts at December 31, 2005 follows (dollars in thousands):

	December 31, 2005
Maturity	Amount	Percent

One year or less	$ 696,797	67.0%
Over one year to two years	246,993	23.8%
Over two years to three years	52,126	5.0%
Over three years to four years	25,281	2.4%
Over four years to five years	16,312	1.6%
Over five years	1,623	0.2%
Total time accounts	$ 1,039,132	100.0%

The aggregate amount of time accounts $100,000 or greater was approximately $453.5 million and $346.5 million at December 31, 2005 and 2004, respectively. Deposit amounts in excess of $100,000 are not federally insured.

7. Borrowings

The following is a summary of borrowings at the dates indicated (in thousands):

	December 31,
	2005	2004
Repurchase agreements	$ 31,906	$ 42,578
Federal Home Loan Bank term advances	749,183	701,189
Federal Home Loan Bank overnight line of credit	52,600	32,100
Other	449	946
Total borrowings	$ 834,138	$ 776,813

7. Borrowings (Continued)

The following table sets forth certain information with respect to the overnight lines of credit and repurchase agreements at and for the years indicated (dollars in thousands):

	December 31,
	2005	2004	2003

FHLB Overnight Lines of Credit:
Maximum month-end balance	$ 72,200	$ 76,000	$ 13,000
Balance at end of year	52,600	32,100	1,000
Average balance during year	28,614	13,534	1,058
Weighted average interest rate at end of year	4.30%	2.36%	1.04%
Weighted average interest rate during year	2.75%	1.82%	1.16%

Repurchase agreements:
Maximum month-end balance	$ 41,167	$ 44,675	$ 44,294
Balance at end of year	31,906	42,578	26,069
Average balance during year	36,339	34,894	34,668
Weighted average interest rate at end of year	1.45%	0.84%	1.04%
Weighted average interest rate during year	1.13%	0.85%	1.21%

Repurchase agreements outstanding at December 31, 2005 are at interest rates ranging from 0.10% to 7.71%, and were at interest rates ranging from 0.10% to 7.25% at December 31, 2004. At December 31, 2005 and 2004, the fair value of securities pledged under repurchase agreements approximated $40.1 million and $47.2 million, respectively.

As of the dates indicated, the contractual amounts of FHLB term advances mature as follows (dollars in thousands):

	December 31, 2005		December 31, 2004
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount
Maturing
2005			3.50%	$ 210,055
2006	3.62%	$ 295,059	3.22%	180,059
2007	3.59%	180,261	3.30%	120,261
2008	3.93%	130,026	3.66%	65,026
2009	4.31%	20,027	6.08%	27
2010	6.08%	29	6.08%	29
Thereafter	4.49%	120,315	4.49%	120,315
Total FHLB term advances	3.83%	$ 745,717	3.58%	$ 695,772

Three of the Company's fixed-rate FHLB advances totaling $120.0 million at December 31, 2005 are callable quarterly. These callable advances, with a weighted average interest rate of 4.48%, mature in 2011. If called, the Company has the option to reprice the advance at the then-current FHLB rates, or repay the advance.

7. Borrowings (Continued)

The Company had available $1.1 billion and $915.9 million in borrowing capacity with the FHLB (including the overnight lines of credit, and subject to limitations) at December 31, 2005 and 2004, respectively, of which approximately $798.3 and $727.9 million, respectively, was outstanding (excludes fair value adjustments of $3.5 million and $5.4 million at December 31, 2005 and 2004, respectively, on borrowings assumed from BSB.). At December 31, 2005, the Company had available lines of credit of $300 million with the FHLB, subject to the amount of available collateral, and had $52.6 million outstanding as of December 31, 2005. This outstanding balance and other borrowings with the FHLB are collateralized by certain mortgage loans, mortgage-backed securities, other investment securities, and FHLB stock under a blanket pledge agreement with the FHLB.

8. Junior Subordinated Obligations

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

Trust III has outstanding $15.0 million of floating rate securities maturing in 2033. These securities pay interest at the three-month LIBOR plus 335 basis points. The trust preferred securities are non-voting, mandatorily redeemable in 2033 and guaranteed by the Company. The proceeds from the offering of Trust III are invested in junior subordinated obligations of the Company, which are the sole assets of the trust.

The Company had a $1.7 million investment in the trusts at December 31, 2005.

The trusts are variable interest entities ("VIE's") as defined by FASB Interpretation No. 46 ("FIN 46 R"). The Company is not the primary beneficiary of the VIE's and as such they are not consolidated in the Company's financial statements in accordance with FIN 46R. Liabilities owed to the trusts, totaling $43.2 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2005 and 2004.

9. Employee Benefit Plans

Defined Benefit Plan and Postretirement Benefits

The Company combined its two noncontributory pension plans on September 30, 2005. The combined plan covers substantially all former SBU employees that met eligibility requirements prior to November 1, 2002, at which time the Company froze all pension benefit accruals and participation in the plan. The plan also covers substantially all former BSB employees that met eligibility requirements prior to July 14, 2004 at which time all benefits under the plan were frozen. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The amount contributed to the plan is determined annually on the basis of (a) the maximum amount that can be deducted for Federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974.

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

9. Employee Benefit Plans (Continued)

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the plans at December 31 (using a measurement date of October 1) (in thousands).

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at
beginning of year	$ 37,582	$ 9,450	$ 8,936	$ 2,704
Service cost	-	-	192	100
Interest cost	2,202	919	523	235
Actuarial loss	2,968	2,147	94	534
Benefits paid	(2,140)	(963)	(536)	(177)
Plan amendments	-	-	18	229
Benefit obligation from acquisition	-	26,029	-	5,311
Benefit obligation at
end of year	$ 40,612	$ 37,582	$ 9,227	$ 8,936

Change in plan assets:
Fair value of plan assets
at beginning of year	$ 35,820	$ 9,269	$ -	$ -
Actual return on plan assets	1,882	924	-	-
Employer contributions	7,356	-	536	177
Benefits paid	(2,140)	(963)	(536)	(177)
Plan assets obtained in acquisition	-	26,590	-	-
Fair value of plan assets
at end of year	$ 42,918	$ 35,820	$ -	$ -

Reconciliation of funded status to
net amount recognized:
Funded status	$ 2,305	$ (1,762)	$ (9,227)	$ (8,936)
Unrecognized prior service cost	-	-	449	471
Unrecognized actuarial loss (gain)	7,513	3,326	(1,125)	(1,241)
Net amount recognized	$ 9,818	$ 1,564	$ (9,903)	$ (9,706)

Amounts recognized in the consolidated balance sheets consist of (in thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Prepaid (accrued) benefit cost	$ 9,818	$ 1,564	$ (9,903)	$ (9,706)
Additional minimum liability	-	(3,326)	-	-
Net amount recognized	$ 9,818	$ (1,762)	$ (9,903)	$ (9,706)

The following table is presented as the plans have an accumulated benefit obligation in excess of plan assets for the periods presented (in thousands):

		Postretirement Benefits
	Pension Benefits
	2004	2005	2004
Projected benefit obligation	$ 37,582	$ N/A	$ N/A
Accumulated benefit obligation	37,582	9,227	8,936
Fair value of plan assets	35,820	-	-

9. Employee Benefit Plans (Continued)

The composition of the net periodic benefit plan (credit) cost for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$ -	$ -	$ 26	$ 192	$ 100	$ 58
Interest cost	2,202	919	586	523	235	205
Amortization of unrecognized actuarial gain	-	-	-	(22)	(104)	(67)
Amortization of unrecognized
prior service cost	30	-	1	40	21	21
Expected return on plan assets	(3,131)	(1,277)	(879)	-	-	-
Curtailment credit	-	-	(87)	-	-	-
Net periodic benefit plan (credit) cost	$ (899)	$ (358)	$ (353)	$ 733	$ 252	$ 217

Unrecognized net actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets are amortized over the average remaining service period of active plan participants.

The following weighted-average assumptions were used to determine benefit obligations for these plans:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.63%	6.00%	6.25%	5.63%	6.00%	6.25%

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	4.00%

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

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. This rate was assumed to decrease gradually to 4.25% by 2011 and remain at that level thereafter.

The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2005 would have increased by $714,000 and the aggregate of service and interest cost would have increased by $129,000. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2005 would have decreased by $594,000 and the aggregate of service and interest cost would have decreased by $41,000.

9. Employee Benefit Plans (Continued)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The reduction of the accumulated postretirement benefit obligations ("APBO") for the BSB portion of the plan due to the subsidy is estimated as $574,000 as of October 1, 2005. The reduction of net periodic benefit cost for this portion of the plan was immaterial in 2005 and 2004.

The SBU portion of the plan requires employees to pay a significant portion of plan costs. Currently, it is unclear whether the SBU portion of the plan will be deemed to provide actuarially equivalent prescription drug benefits to those to be provided by Medicare. Preliminary estimates of the potential subsidy (if any), indicate that such subsidy would have an immaterial effect on the measurement of costs and liabilities for this portion of the plan. The APBO and net postretirement benefit cost for the SBU portion of the plan do not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D of the Act.

Plan assets for the Partners Trust Bank pension plan are managed by the Company's internal trust department. Plan assets for the former BSB pension plan were managed by RSI Retirement Trust until May 2005, at which time the Company's internal trust department took over the management of the assets. The pension plans weighted-average asset allocations at October 1, 2005 and 2004 by asset category are as follows:

	Partners Trust Bank Pension		BSB Pension
	Plan assets at		Plan assets at
	October 1, 2005	October 1, 2004	October 1, 2004
Equity securities	40%	56%	69%
Debt securities	28%	38%	31%
Cash equivalents	32%	6%	-
	100%	100%	100%

Plan assets are invested in debt securities, equity securities and cash equivalents to achieve a balanced (income/growth) investment objective. A balanced investment objective provides for an asset allocation of 30%-70% in debt securities, 40%-70% in equity securities and 0-30% in cash equivalents. Asset rebalancing is performed at least annually. The Company contributed $7.4 million to the plan on September 29, 2005 which accounts for the high percentage of cash equivalent in the October 1, 2005 asset allocation.

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

9. Employee Benefit Plans (Continued)

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company can not reasonably estimate the contributions it will make in 2006. The Company expects to contribute approximately $534,000 to the postretirement plan in 2006.

The following benefit payments, are expected to be paid from the pension plan:

Year ending December 31:
2006	$ 2.1 million
2007	2.1 million
2008	2.1 million
2009	2.1 million
2010	2.2 million
Years 2011-2015	$ 11.8 million

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the postretirement benefit plan:

Year ending December 31:
2006	$ 534,000
2007	542,000
2008	568,000
2009	575,000
2010	586,000
Years 2011-2015	$ 3.2 million

Defined Contribution Plan

The Company also maintains a defined contribution employee savings 401(k) plan. Company contributions associated with the plan amounted to approximately $596,000, $462,000 and $299,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Supplemental Retirement Income Agreement

The Company maintains an Executive Supplemental Retirement Income Agreement (the "SERP") with the Chief Executive Officer (the "CEO"). Under the terms of the SERP, upon the CEO's retirement on or after attainment of age 65, the CEO will be entitled to an annual supplemental retirement income benefit equal to 60% of his average annual base salary over the three years prior to retirement or attainment of age 65, payable in monthly installments for 180 months. The SERP also contains provisions regarding the benefits payable to the CEO or his beneficiary in the event of early retirement, disability, death or a change in control of the Company. The Company has also entered into an endorsement split dollar agreement for the benefit of the CEO, under which the Company purchased life insurance to provide death benefits to the CEO's beneficiary until the CEO attains age 60. The Company will pay the annual premiums on the policy and will have an interest in the policy equal to the greater of the aggregate amount of the premiums paid or the policy's entire cash surrender value. The accrued benefit liability under the SERP was approximately $681,000 and $467,000 as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company recorded a net expense of approximately $239,000, $175,000 and $124,000, respectively, related to the SERP, including premiums paid and earnings on the life insurance policy. The cash surrender value of the life insurance policy as of December 31, 2005 and 2004 was $293,000 and $216,000, respectively.

10. Stock-Based Compensation Plans

Employee Stock Ownership Plan

The Company maintains an ESOP to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $5.1 million in 2002 and $11.9 million in 2004 from the Company and used the funds to purchase a total of 2,188,128 shares of Company stock. These loans will be repaid principally from the Company's discretionary contributions to the ESOP over ten year amortization periods. At December 31, 2005 and 2004, the ESOP had total loans outstanding of $13.0 million and $14.5 million, respectively, with a weighted average interest rate of 4.64% for both 2005 and 2004. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loans are repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation. Unallocated ESOP shares are pledged as collateral on the loans and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made to the ESOP each plan year ending on December 31. The Company recorded approximately $2.4 million, $2.6 million and $1.1 million of compensation expense related to the ESOP for the years ended December 31, 2005, 2004 and 2003, respectively.

The ESOP shares as of December 31 were as follows:	2005	2004
Allocated shares	620,721	410,424
Unallocated shares	1,550,875	1,769,688
Total ESOP shares	2,171,596	2,180,112
Market value of unallocated shares at December 31 (in thousands)	$ 18,688	$ 20,617

Long-Term Equity Compensation Plan

The Company maintains a Long-Term Equity Compensation Plan (the "LTECP"), which consists of a stock option plan and a restricted stock plan. The primary objective of the LTECP is to enhance the Company's ability to attract and retain highly qualified officers, employees and directors, by providing such persons with stronger incentives to continue to serve the Company and its subsidiaries and to expend maximum effort to improve the business results and earnings of the Company.

Under the LTECP, 2,735,158 shares of authorized but unissued common stock are reserved for issuance upon option exercises. The Company also has the alternative to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year.

BSB stock options were converted into the right to acquire the Company's common stock at an exchange ratio of 3.6 to 1. The exercise price was converted by dividing by the 3.6 to 1 exchange ratio. Most of BSB's stock options fully vested upon change in control or termination of employment due to the acquisition.

10. Stock-Based Compensation Plans (Continued)

The following is a summary of the Company's stock options as of and for the years ended December 31, 2005, 2004 and 2003:
	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,635,228	$ 7.98	1,105,763	$ 6.89	1,064,809	$ 6.79
BSB Bancorp options exchanged	-	-	4,452,206	7.34	-	-
Granted	1,289,248	9.99	137,138	16.28	46,805	9.06
Exercised	(731,807)	7.54	(1,744,217)	5.89	(5,851)	6.79
Forfeited	(137,051)	11.11	(315,662)	10.29	-	-
Outstanding at end of year	4,055,618	$ 8.61	3,635,228	$ 7.98	1,105,763	$ 6.89
Exercisable at end of year	2,038,113	$ 7.47	2,497,817	$ 7.39	207,111	$ 6.79

The following table summarizes information on the Company's stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 4.19 - $ 5.88	478,157	$ 5.41	5.5	478,157	$ 5.41
$ 6.79 - $ 9.99	2,935,883	$ 8.37	7.5	1,224,413	$ 7.21
$ 10.30 - $ 15.01	544,067	$ 11.02	8.0	316,041	$ 10.94
$ 18.00 - $ 18.66	97,511	$ 18.03	8.2	19,502	$ 18.03

Under the restricted stock plan, 1,094,064 shares of authorized but unissued shares are reserved for issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1.5 million, $733,000 and $644,000 in 2005, 2004 and 2003, respectively. The remaining unearned compensation cost of $6.5 million and $2.1 million was reported as a reduction of shareholders' equity at December 31, 2005 and 2004, respectively. Shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable.

10. Stock-Based Compensation Plans (Continued)

The following is a summary of the restricted stock plan as of and for the years ended December 31, 2005, 2004 and 2003:
	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Beginning of year	339,474	$ 7.75	402,576	$ 6.79	474,108	$ 6.79
Granted	594,997	9.98	23,402	20.66	-	-
Forfeited	-	-	(14,971)	6.79	-	-
Vested	(71,222)	7.70	(71,533)	6.79	(71,532)	6.79
End of year	863,249	$ 9.29	339,474	$ 7.75	402,576	$ 6.79

11. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$ 11,680	$ 2,641	$ 5,986
State	968	999	826

Deferred:
Federal	3,150	2,135	385
State	2,848	(86)	71
	$ 18,646	$ 5,689	$ 7,268

A reconciliation of the applicable federal statutory rate to the effective income tax rate for the years indicated is as follows:

	2005	2004	2003

Federal statutory income tax rate	35%	35%	35%
State tax, net of Federal benefit	5	3	3
Tax exempt income on securities and loans	(2)	(4)	(3)
Income from bank-owned life insurance	(2)	(4)	(2)
Other	-	2	1
Effective income tax rate	36%	32%	34%

11. Income Taxes (Continued)

The components of deferred income taxes (included in other assets in the consolidated balance sheets) and the changes therein are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$ 13,529	$ 18,215
Accrued postretirement benefits	3,853	4,019
Deferred compensation	1,090	782
Deferred gain on other real estate owned	-	339
Interest on non-accrual loans	442	551
Writedown of land and buildings held for sale	-	519
Charitable contribution carryforward	102	354
Minimum pension liability adjustment	-	1,330
Other-than-temporary impairment of securities	1,118	1,118
State operating losses and tax credits	1,297	1,848
Other	1,372	407
Net unrealized loss on securities available-for-sale	6,773	-
Total deferred tax assets	29,576	29,482

Deferred tax liabilities:
Prepaid pension	(3,499)	-
Depreciation	(178)	(1,070)
Originated mortgage servicing rights	(265)	(332)
Deferred loan costs	(3,680)	(1,797)
Purchase accounting adjustments, net	(4,136)	(7,081)
Other	(109)	(118)
Net unrealized gain on securities available-for-sale	-	(1,592)
Total deferred tax liabilities	(11,867)	(11,990)
Net deferred tax assets at end of year	17,709	17,492
Net deferred tax assets at beginning of year	17,492	2,391
Change in net deferred tax asset	217	15,101
Less: Change in deferred tax asset/liability on net unrealized
loss/gain on securities available-for-sale	8,365	7
Change in deferred tax on minimum pension liability	(1,330)	1,000
Net deferred tax assets attributable to purchase accounting	(820)	16,143
Deferred tax expense	$ (5,998)	$ (2,049)

11. Income Taxes (Continued)

The Company's tax deduction for charitable contributions is subject to limitations based on a percentage of taxable income. Contributions in excess of this limitation are carried forward and may be deducted in one or more of the succeeding five tax years. At December 31, 2005 and 2004, the Company had unused Federal charitable contribution carryforwards of approximately $0 and $759,000, respectively. The Company also has unused New York State charitable contribution carryforwards of approximately $2.1 million and $1.8 million at December 31, 2005 and 2004, respectively. The carryforwards expire in various years between 2007 and 2010. The Company also has Federal and New York State capital loss carryforwards of $1.1 million and $1.6 million, respectively at December 31, 2005 that expire in 2009.

Deferred tax assets are recognized subject to management's judgment that these tax benefits will more likely than not be realized. Based on the sufficiency of taxable temporary items, historical taxable income, as well as anticipated future taxable income, the Company believes it is more likely than not that the gross deferred tax assets at December 31, 2005 and 2004 will be realized.

As a thrift institution, the Company is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal and New York State base-year reserves of $5.1 million at December 31, 2005, since the Company does not expect that these amounts will become taxable in the foreseeable future. As a result of the BSB acquisition the Company's asset mix changed which caused the Company to fail the qualifying thrift test as of December 31, 2005. As a result, the Company recaptured its New York State bad debt reserves in excess of the pre-1988 Federal base year bad debt reserve of $5.1 million during 2005. The Company recognized additional tax expense of $765,000 in 2005 related to the recapture of $15.7 million of excess New York State reserves. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $1.8 million at December 31, 2005. The unrecognized deferred tax liability with respect to the New York State base-year reserve was $249,000 (net of Federal benefit) at December 31, 2005.

At December 31, 2005, the Company had state net operating loss carryforwards of $7.0 million which expire in various years through 2024. At December 31, 2005, the Company also had New York State tax credit carryforwards of $1.7 million which may be carried forward indefinitely.

The Company operates a wholly owned real estate investment trust subsidiary ("REIT"), which was formed to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. The income earned on these assets, net of expenses, is distributed to the Company in the form of dividends. Under current New York State tax law, 60% of the dividends received from the REIT are excluded from the Company's taxable income.

12. Earnings Per Share

The following summarizes the computation of earnings per share for the years ended December 31 (in thousands except per share data):

	2005	2004	2003
Basic earnings per share:
Income available to common shareholders	$ 32,807	$ 12,140	$ 14,046
Weighted average basic shares outstanding	47,556	36,003	26,390
Basic earnings per share	$ 0.69	$ 0.34	$ 0.53

Diluted earnings per share:
Income available to common shareholders	$ 32,807	$ 12,140	$ 14,046
Weighted average basic shares outstanding	47,556	36,003	26,390
Effect of dilutive securities:
Stock options	764	703	293
Unearned restricted stock awards	177	144	130
Weighted average diluted shares outstanding	48,497	36,850	26,813
Diluted earnings per share	$ 0.68	$ 0.33	$ 0.52

The computation of the number of dilutive securities for 2005 and 2004 excludes 472,380 and 478,493 options, respectively, because the exercise prices of these options was greater than the average market price for the period.

13. Commitments and Contingencies

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

The following presents financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	Contract Amount at
	December 31,
	2005	2004

Commitments to extend credit	$ 106,783	$ 60,813
Letters of credit	5,829	7,388
Unused portions of lines of credit	236,392	143,474

As of December 31, 2005 and 2004, fixed rate loan commitments totaled $54.3 million and $39.3 million, with rates between 4.86% - 14.5% and 4.25% - 15.5%, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company's standby letters of credit at December 31, 2005 and 2004 was insignificant.

For both commitments to extend credit and letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate.

The Company is required to maintain a reserve balance, as established by Federal Reserve Board regulations. The required average total reserve for the 14-day maintenance periods including December 31, 2005 and 2004 was $780,000 for both years, which was satisfied by cash on hand and balances with the Federal Reserve Bank.

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2010. Certain leases provide for renewal options of two five-year terms. Rent expense totaled approximately $1.7 million, $1.0 million and $513,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

13. Commitments and Contingencies (Continued)

Minimum rentals under these leases are summarized as follows:

Year ending December 31 (in thousands):
2006	$ 1,354
2007	1,230
2008	1,034
2009	981
2010	648
Thereafter	2,798
Total minimum lease payments	$ 8,045

The payment of dividends by the Bank to the Company is restricted by various laws and regulations. Under current OTS regulations, while the Bank must provide written notice to the OTS prior to any dividend declaration, an application must be approved by the OTS if the total of all dividends declared in any year would exceed the net income for the year plus the retained net income (as defined) of the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. The Bank paid dividends totaling $45.0 million to the Company in 2005 and $20.0 million in 2004. The Bank paid no dividends to the Company during 2003. As of December 31, 2005, approximately $3.0 million was available at the Bank to pay future dividends to the Company without prior OTS approval.

The Company is subject to litigation in the ordinary course of business. Management does not expect such litigation will have a material adverse effect on the Company's financial position.

14. Disclosures about Fair Values of Financial Instruments

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

14. Disclosures about Fair Values of Financial Instruments (Continued)

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

Off-Balance Sheet and Derivative Instruments

Off-balance sheet financial instruments consist of letters of credit and commitments to extend credit. The Company had no derivative instruments other then rate locks and forward commitments related to secondary mortgage market activity at December 31, 2005 and 2004. The fair value of these instruments is not material.

The net carrying amounts and fair values of financial instruments as of the dates indicated are as follows (in thousands):

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 58,137	$ 58,137	$ 85,481	$ 85,481
Securities	1,118,928	1,118,930	1,065,311	1,065,312
FHLB stock	40,252	40,252	36,394	36,394
Loans held for sale	1,518	1,539	1,107	1,131
Loans receivable	2,194,035	2,119,725	2,092,351	2,120,459
Allowance for loan losses	(36,451)	-	(42,716)	-
Net loans receivable	2,157,584	2,119,725	2,049,635	2,120,459

Accrued interest receivable	15,131	15,131	13,333	13,333

Financial liabilities:
Deposits	$ 2,324,560	$ 2,375,254	$ 2,237,515	$ 2,220,375
Borrowings	834,138	825,448	776,813	784,558
Mortgagors' escrow funds	19,819	19,819	18,691	18,691
Junior subordinated obligations	43,202	43,202	43,202	43,202

Accrued interest payable	7,752	7,752	5,548	5,548

15. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to assets (as defined), and of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework of prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios for capital adequacy purposes as of December 31, 2005 and 2004 are also presented in the following table (dollars in thousands):
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Company	$ 347,795	15.4%	$ 180,782	8%	$ -	N/A
Bank	295,285	13.1%	180,315	8%	225,394	10%
Tier I Capital (to Risk-Weighted Assets)
Company	319,519	14.1%	90,391	4%	-	N/A
Bank	267,009	11.9%	90,157	4%	135,236	6%
Tier I Capital (to Assets)
Company	319,519	9.0%	141,689	4%	-	N/A
Bank	267,009	7.6%	141,455	4%	176,819	5%
Tangible Capital (to Tangible Assets)
Company	319,519	9.0%	53,133	1.5%	-	N/A
Bank	267,009	7.6%	53,046	1.5%	-	N/A

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)
Company	$ 333,346	15.7%	$ 169,663	8%	$ -	N/A
Bank	289,453	13.7%	169,368	8%	211,710	10%
Tier I Capital (to Risk-Weighted Assets)
Company	306,682	14.5%	84,832	4%	-	N/A
Bank	262,789	12.4%	84,684	4%	127,026	6%
Tier I Capital (to Assets)
Company	306,682	9.1%	101,411	3%	-	N/A
Bank	262,789	7.8%	101,197	3%	168,662	5%
Tangible Capital (to Tangible Assets)
Company	306,682	9.1%	50,705	1.5%	-	N/A
Bank	262,789	7.8%	50,598	1.5%	-	N/A

15. Regulatory Matters (Continued)

The following is a reconciliation of the Company's equity under U.S. generally accepted accounting principles (GAAP) to regulatory capital as of the dates indicated (in thousands):

	December 31,
	2005	2004

GAAP equity	$ 527,923	$ 539,649
Less:
Disallowed intangible assets	(261,766)	(273,780)
Unrealized holding losses (gains) on securities
available-for-sale, net of tax	10,159	(2,389)
Plus:
Junior subordinated obligations issued to subsidiary trusts	43,202	43,202
Tier I capital	319,518	306,682

Allowable portion of the allowance for loan losses	28,277	26,664
Total capital	$ 347,795	$ 333,346

16. Parent Company Only Financial Statements

Presented below is the condensed balance sheet as of December 31, 2005 and 2004, and statement of income and statement of cash flows for each of the years in the three-year period ended December 31, 2005 for Partners Trust Financial Group, Inc. (in thousands). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet	2005	2004
Assets:
Cash and due from subsidiary bank	$ 58,974	$ 41,033
Securities available-for-sale, at fair value	-	4,273
Investment in subsidiary bank	518,615	538,962
Investment in trust subsidiaries	1,702	1,702
Other assets	3,553	1,142
Total assets	$ 582,844	$ 587,112

Other liabilities	$ 11,719	$ 4,261
Junior subordinated obligations issued to subsidiary trusts	43,202	43,202
Total shareholders' equity	527,923	539,649
Total liabilities and shareholders' equity	$ 582,844	$ 587,112

Condensed Statement of Income	2005	2004	2003
Dividends from subsidiary bank	$ 45,000	$ 20,000	$ -
Interest income	372	298	257
Other income	129	54	10
Total income	45,501	20,352	267

Interest on junior subordinated obligations	3,197	1,298	-
Employee benefits	3,915	3,288	1,726
Other operating expenses	850	448	345
Total operating expenses	7,962	5,034	2,071
Net income (loss) before income taxes and equity in
undistributed (loss) income of subsidiary bank	37,539	15,318	(1,804)

Income tax benefit	2,805	1,601	532
Equity in (overdistributed) undistributed income of subsidiary bank	(7,537)	(4,779)	15,318
Net income	$ 32,807	$ 12,140	$ 14,046

16. Parent Company Only Financial Statements (Continued)
Condensed Statement of Cash Flows	2005	2004	2003
Operating activities:
Net income	$ 32,807	$ 12,140	$ 14,046
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) income of subsidiary bank	7,537	4,779	(15,318)
Net premium amortization on securities	24	23	7
(Increase) decrease in other assets	(2,411)	26	(32)
ESOP expense	2,424	2,555	1,081
Increase (decrease) in other liabilities	8,475	(43)	2,744
Restricted stock expense	1,490	733	644
Net cash provided by operating activities	50,346	20,213	3,172

Investing activities:
Purchases of securities available-for-sale	(19,318)	(1,445)	(4,165)
Net cash used in acquisition activities	-	(132,098)	-
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	23,576	299	1,000
Net cash provided by (used in) investing activities	4,258	(133,244)	(3,165)

Financing activities:
Cash dividends	(13,438)	(7,163)	(2,078)
Net proceeds from sale of common stock	-	142,372	-
Loan to ESOP for the purchase of common stock	-	(11,900)	-
Dissolve Partners Trust, MHC	-	59	-
Purchase of treasury stock	(28,659)	(437)	(320)
Proceeds from exercise of stock options	5,434	10,268	40
Net cash (used in) provided by financing activities	(36,663)	133,199	(2,358)

Net increase (decrease) in cash and cash equivalents	17,941	20,168	(2,351)
Cash and cash equivalents at beginning of year	41,033	20,865	23,216
Cash and cash equivalents at end of year	$ 58,974	$ 41,033	$ 20,865

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

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

There were no changes made in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Partners Trust Financial Group, Inc. :

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Partners Trust Financial Group, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Partners Trust Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Albany, New York

March 10, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and certain officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on its review of the reports submitted to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 2006 all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with on a timely basis, except for one Form 4 for Mr. John Zapisek, a director of the Company, covering one transaction and one Form 4 for Mr. Daniel O'Toole, an officer of the Company, covering two transactions.

Additional information regarding directors of the Company is incorporated by reference to the information contained in the "Election of Directors" section of the Company's definitive proxy statement for the annual meeting to be held in April 2006 (the "Proxy Statement").

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as a part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2) N/A

(a)(3) Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2004 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2004)

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (No. 001-31277) filed with the Securities and Exchange Commission on May 2, 2005)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.1 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki, dated as of January 25, 2006.

10.2 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert, dated as of January 25, 2006.

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of January 25, 2006.

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of January 25, 2006.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Appendix A to the definitive proxy statement filed with the Securities and Exchange Commission on March 15, 2005 and incorporated by reference herein)

10.10 Schedule of Director Compensation Arrangements

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

(b) See Item 15(a)(3) above.

(c) N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS TRUST FINANCIAL GROUP, INC.

Date: February 22, 2006 By: /s/ John A. Zawadzki

John A. Zawadzki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/John A. Zawadzki John A. Zawadzki	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2006
/s/J. Daniel Mohr J. Daniel Mohr	Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	February 22, 2006
/s/William C. Craine William C. Craine	Director, Chairman of the Board	February 22, 2006
/s/Robert W. Allen Robert W. Allen	Director	February 22, 2006
/s/Elizabeth B. Dugan Elizabeth B. Dugan	Director	February 22, 2006
/s/Richard R. Griffith Richard R. Griffith	Director	February 22, 2006
/s/Gordon M. Hayes, Jr. Gordon M. Hayes, Jr.	Director	February 22, 2006
/s/Nicholas O. Matt Nicholas O. Matt	Director	February 22, 2006
/s/Dr. Marybeth K. McCall Dr. Marybeth K. McCall	Director	February 22, 2006
/s/David A. Niermeyer David A. Niermeyer	Director	February 22, 2006
/s/William L. Schrauth William L. Schrauth	Director	February 22, 2006
Dwight E. Vicks, Jr.	Director	______________
/s/John R. Zapisek John R. Zapisek	Director	February 22, 2006

EXHIBIT INDEX

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2003 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2003)

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (No. 001-31277) filed with the Securities and Exchange Commission on February 27, 2004)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 2, 2005)

10.1 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki, dated as of January 25, 2006.

10.2 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert, dated as of January 25, 2006.

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of January 25, 2006.

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of January 25, 2006.

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Appendix A to the definitive proxy statement filed with the Securities and Exchange Commission on March 15, 2005 and incorporated by reference herein)

EXHIBIT INDEX (Continued)

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