Form 10-K/A
period 2005-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2006-04-04
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

YES NO X

The aggregate market value of Registrant's Common Stock held by non-affiliates as of June 30, 2005 was $498.8 million. As of March 1, 2006, there were 48,934,979 shares of the Registrant's Common Stock issued and outstanding. The Registrant's common stock is traded on the Nasdaq National Market under the symbol "PRTR".

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 26, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2005 is hereby filed to correct an error in the number of shares outstanding of the registrant's Common Stock, par value $0.0001 per share on March 1, 2006 as reported on the first page of the original filing. The index set forth in Part IV, Item 15(a)(3) and (b) has also been amended and restated in its entirety as set forth below to include the additional certifications referenced below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), also included in this Form 10-K/A are the certifications required by Rule 13a-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.3 and 31.4, respectively.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

2.1 Plan of Conversion and Reorganization of Partners Trust, MHC, dated as of December 23, 2004 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on December 29, 2004)

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (No. 001-31277) filed with the Securities and Exchange Commission on May 2, 2005)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.1 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).*

10.2 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).*

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).*

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).*

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004).*

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004).*

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004).*

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004).*

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Appendix A to the definitive proxy statement filed with the Securities and Exchange Commission on March 15, 2005 and incorporated by reference herein).*

10.10 Schedule of Director Compensation Arrangements (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006)

23 Consent of KPMG LLP (incorporated by reference to Exhibit 23 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2006 (incorporated by reference to Exhibit 31.1 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2006 (incorporated by reference to Exhibit 31.2 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

31.3 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 4, 2006.

31.4 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 4, 2006.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 10, 2006).

* Management contract or compensatory plan.

(b) See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2006.

Partners Trust Financial Group, Inc. By: /s/ John A. Zawadzki President and Chief Executive Officer	Partners Trust Financial Group, Inc. By: /s/ J. Daniel Mohr Senior Vice President Chief Financial Officer and Corporate Secretary