Form 10-Q
period 2006-03-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2006-05-08
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2006

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

YES _____ NO X

As of April 20, 2006, there were issued and outstanding 47,582,752 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2006	2005
Assets	(In thousands, except share data)
Cash and due from banks	$ 65,017	$ 58,137
Federal funds sold	8,007	-
Total cash and cash equivalents	73,024	58,137
Securities available-for-sale, at fair value	1,131,054	1,118,136
Securities held-to-maturity (fair value of $819 at March 31, 2006 and $794 at December 31, 2005)	818	792
Federal Home Loan Bank of New York ("FHLB") stock	41,035	40,252
Loans held for sale	847	1,518
Loans receivable	2,241,601	2,194,035
Less: Allowance for loan losses	(37,618)	(36,451)
Net loans receivable	2,203,983	2,157,584
Premises and equipment, net	25,524	26,263
Accrued interest receivable	15,433	15,131
Bank-owned life insurance	71,390	70,733
Other real estate owned and repossessed assets	272	216
Goodwill	241,860	242,258
Other intangible assets, net	18,445	20,343
Other assets	28,887	27,580
Total Assets	$ 3,852,572	$ 3,778,943

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 227,647	$ 237,604
Interest bearing	2,174,586	2,086,956
Total deposits	2,402,233	2,324,560
Borrowings	844,110	834,138
Mortgagors' escrow funds	14,043	19,819
Other liabilities	30,226	29,301
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,333,814	3,251,020

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and 50,848,310 shares issued at March 31, 2006 and 50,454,791 shares issued at December 31, 2005	5	5
Additional paid-in capital	444,340	440,270
Retained earnings	141,438	139,107
Accumulated other comprehensive loss	(12,059)	(10,159)
Treasury stock (3,952,325 shares at March 31, 2006 and 1,889,051 shares at December 31, 2005)	(42,801)	(22,196)
Unallocated ESOP shares (1,496,921 shares at March 31, 2006 and 1,550,875 shares at December 31, 2005)	(12,165)	(12,591)
Unearned restricted stock awards	-	(6,513)
Total shareholders' equity	518,758	527,923
Total Liabilities and Shareholders' Equity	$ 3,852,572	$ 3,778,943

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended March,
	2006	2005
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$ 30,736	$ 28,311
Federal funds sold and interest bearing deposits	12	282
Securities	13,588	11,789
Total interest income	44,336	40,382

Interest expense:
Deposits:
Savings accounts	213	242
Money market accounts	2,478	1,629
Time accounts	9,891	7,224
NOW accounts	138	110
	12,720	9,205
Borrowings:
Repurchase agreements	87	83
FHLB advances	7,729	5,735
Mortgagors' escrow funds	44	46
	7,860	5,864
Junior subordinated obligations	836	709
Total interest expense	21,416	15,778
Net interest income	22,920	24,604
Provision for loan losses	-	-
Net interest income after provision for loan losses	22,920	24,604

Non-interest income:
Service fees	3,612	3,749
Trust and investment services	801	786
Income from bank-owned life insurance	657	661
Net gain on sale of loans	20	58
Other income	158	206
Total non-interest income	5,248	5,460

Non-interest expense:
Salaries and employee benefits	10,519	10,024
Occupancy and equipment expense	2,133	2,020
Marketing expense	801	861
Professional services	762	803
Technology expense	2,017	1,949
Amortization of intangible assets	1,854	2,290
Other expense	2,110	2,562
Total non-interest expense	20,196	20,509
Income before income tax expense	7,972	9,555
Income tax expense	2,400	3,362
Net income	$ 5,572	$ 6,193

Basic earnings per share	$ 0.12	$ 0.13
Diluted earnings per share	$ 0.12	$ 0.13

Basic weighted average shares outstanding	45,707,789	47,720,041
Diluted weighted average shares outstanding	46,507,401	48,558,070

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Issued &				Accumulated			Unearned
	Outstanding		Additional		Other		Unallocated	Restricted
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
		(In thousands, except share data)

Balance at December 31, 2004	49,662,013	$ 5	$ 435,604	$ 120,597	$ 394	$ (593)	$ (14,293)	$ (2,065)	$ 539,649
Net income	-	-	-	6,193	-	-	-	-	6,193
Other comprehensive loss, net of tax	-	-	-	-	(8,186)	-	-	-	(8,186)
Cash dividends ($0.07 per share)	-	-	-	(3,370)	-	-	-	-	(3,370)
ESOP shares committed to be released for
allocation (53,954 shares)	-	-	162	-	-	-	426	-	588
Amortization of unearned restricted stock awards	-	-	-	-	-	-	-	168	168
Tax effect of MRP vesting	-	-	(18)	-	-	-	-	-	(18)
Purchase of treasury stock	(12,262)	-	-	-	-	(131)	-	-	(131)
Stock options exercised	264,716	-	1,697	-	-	-	-	-	1,697
Tax benefit of stock options exercised	-	-	468	-	-	-	-	-	468
Balance at March 31, 2005	49,914,467	$ 5	$ 437,913	$ 123,420	$ (7,792)	$ (724)	$ (13,867)	$ (1,897)	$ 537,058

Balance at December 31, 2005	48,565,740	$ 5	$ 440,270	$ 139,107	$ (10,159)	$ (22,196)	$ (12,591)	$ (6,513)	$ 527,923
Net income	-	-	-	5,572	-	-	-	-	5,572
Other comprehensive loss, net of tax	-	-	-	-	(1,900)	-	-	-	(1,900)
Cash dividends ($0.07 per share)	-	-	-	(3,241)	-	-	-	-	(3,241)
ESOP shares committed to be released for
allocation (54,704 shares)	-	-	221	-	-	-	426	-	647
Amortization of unearned restricted stock awards	-	-	474	-	-	-	-	-	474
MRP vesting, including tax effect	4,680	-	(113)	-	-	96	-	-	(17)
Purchase of treasury stock	(1,204,705)	-	-	-	-	(14,188)	-	-	(14,188)
Stock options exercised	393,519	-	2,925	-	-	-	-	-	2,925
Tax benefit of stock options exercised	-	-	272	-	-	-	-	-	272
Amortization of unvested stock options	-	-	291	-	-	-	-	-	291
Reclassification of unearned restricted stock awards to treasury stock in accordance with SFAS No. 123R	(863,249)	-	-	-	-	(6,513)	-	6,513	-
Balance at March 31, 2006	46,895,985	$ 5	$ 444,340	$ 141,438	$ (12,059)	$ (42,801)	$ (12,165)	$ -	$ 518,758

See accompanying notes to interim unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$ 11,008	$ 8,698

Investing activities:
Purchases of securities held-to-maturity	(31)	(169)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	5	398
Purchases of securities available-for-sale	(48,319)	(114,908)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	32,031	64,323
Purchases of FHLB stock	(11,917)	(2,173)
Redemptions of FHLB stock	11,134	4,079
Net loans (made to) repaid by customers	(46,726)	30,658
Purchases of premises and equipment	(215)	(607)
Proceeds from sale of premises and equipment	31	680
Proceeds from sales of other real estate owned	267	1,412
Net cash used in investing activities	(63,740)	(16,307)

Financing activities:
Net increase in deposits	77,673	43,681
Net decrease in mortgagors' escrow funds	(5,776)	(5,462)
Net increase (decrease) in borrowings	9,972	(40,394)
Cash dividends	(3,241)	(3,370)
Purchase of treasury stock	(14,189)	(131)
Tax benefit from share based payments	255	450
Proceeds from stock option exercises	2,925	1,247
Net cash provided by (used in) financing activities	67,619	(3,979)

Net increase (decrease) in cash and cash equivalents	14,887	(11,588)

Cash and cash equivalents at beginning of period	58,137	85,481

Cash and cash equivalents at end of period	$ 73,024	$ 73,893

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 19,781	$ 15,272
Income taxes	1,055	68

Non-cash investing activities:
Transfer of loans to other real estate owned	$ 327	$ 291

See accompanying notes to interim unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended March 31,
	2006	2005
	(In thousands)
Net income	$ 5,572	$ 6,193
Other comprehensive loss, net of tax:
Unrealized holding losses on securities
available-for-sale (pre-tax, ($3,165) and ($13,643))	(1,900)	(8,186)
Total other comprehensive loss	(1,900)	(8,186)
Comprehensive income (loss)	$ 3,672	$ (1,993)

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

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

The data in the consolidated balance sheet for December 31, 2005 was derived from the Company's 2005 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005. That data, along with the interim financial information presented in the consolidated balance sheets, statements of income, statements of changes in shareholders' equity, condensed statements of cash flows and statements of comprehensive income (loss) should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto.

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

2. Earnings Per Share (continued)

The following summarizes the computation of earnings per share for the three months ended March 31, 2006 and 2005 (in thousands except per share data):

	Three months ended March 31,
	2006	2005
Basic earnings per share:
Income available to common shareholders	$ 5,572	$ 6,193
Weighted average basic shares outstanding	45,708	47,720
Basic earnings per share	$ 0.12	$ 0.13

Diluted earnings per share:
Income available to common shareholders	$ 5,572	$ 6,193
Weighted average basic shares outstanding	45,708	47,720
Effect of dilutive securities:
Stock options	544	720
Unearned restricted stock awards	255	118
Weighted average diluted shares outstanding	46,507	48,558
Diluted earnings per share	$ 0.12	$ 0.13

The computation of the number of dilutive securities for the three months ended March 31, 2006 excludes 117,262 options ("anti-dilutive options") because the exercise prices of these options was greater than the average market price for the period. There were 864,883 anti-dilutive options for the three months ended March 31, 2005.

3. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Pension Benefits
	Three months ended March 31,
	2006	2005

Interest cost	$ 557	$ 550
Expected return on plan assets	(957)	(783)
Amortization of unrecognized
actuarial loss	61	8
Net periodic benefit plan credit	$ (339)	$ (225)

	Postretirement Benefits
	Three months ended March 31,
	2006	2005

Service cost	$ 45	$ 48
Interest cost	126	131
Amortization of unrecognized
actuarial gain	(3)	(6)
Amortization of unrecognized
prior service cost	10	10
Net periodic benefit plan cost	$ 178	$ 183

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

3. Employee Benefit Plans (continued)

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company cannot reasonably estimate the contributions it will make in 2006. The Company expects to contribute approximately $534,000 to the postretirement plan in 2006. During the first quarter of 2006 there were no contributions to the pension plan and $178,000 was contributed to the postretirement plan.

4. Stock-Based Compensation

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

Stock Option Plan

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

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock option plan. As of January 1, 2006, the Company began to expense these grants as required by SFAS No. 123R. Prior to January 1, 2006, the Company accounted for stock options granted under the LTECP in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense was recognized only if the exercise price of the option was less than the fair value of the underlying stock at the grant date. All options granted under the LTECP had exercise prices equal to the stock's fair market value at the time of grant.

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all new awards granted, awards modified after the date of adoption and unvested awards outstanding under previous grants as of January 1, 2006. During the quarter ended March 31, 2006, the Company issued 6,000 new stock-based awards and recognized total non-cash stock-based compensation cost of $291,000 primarily for unvested options outstanding as of January 1, 2006. The tax benefit recognized for stock options exercised during the three months ended March 31, 2006 was $272,000. As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options was $3.8 million, which has a weighted average remaining life of 3.6 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company's stock. Historical option exercise and employee termination activity is used to estimate the expected term of options granted and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table presents the weighted-average assumptions and resulting estimated weighted-average fair value for grants made during the three months ended March 31, 2006. There were no options granted in the first quarter of 2005.

March 31, 2006
Expected volatility	20.42%
Expected dividend yield	2.34%
Expected term (in years)	5
Risk-free interest rate	4.57%
Weighted-average fair value	$ 2.43

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

4. Stock-Based Compensation (continued)

A summary of option activity under the Plan for the three months ended March 31, 2006 is presented below:

Share Options	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at beginning of the quarter	4,055,620	$ 8.61
Changes during the quarter:
Granted	6,000	11.99
Exercised	(393,519)	7.43
Forfeited	(5,857)	11.09
Outstanding at end of the quarter	3,662,244	$ 8.74	7.2
Exercisable at end of the quarter	1,670,780	$ 7.59	5.7

The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was
$1.7 million and $1.1 million, respectively.

Restricted Stock Plan

Under the restricted stock plan, 1,094,064 shares of authorized but unissued shares are reserved for issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $474,000 and $168,000 for the three months ended March 31, 2006 and 2005, respectively. The remaining unearned compensation cost is $6.1 million and $1.9 million as of March 31, 2006 and March 31, 2005, respectively. Shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No. 123R the balance of unearned compensation as of December 31, 2005 was transferred to treasury stock.

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with SFAS No. 123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the three months ended March 31, 2006 is presented below:

Restricted Stock	Number	Weighted- Average Grant Date Fair Value
Non-Vested Outstanding at beginning of quarter	863,249	$ 9.29
Changes during the quarter:
Granted	-
Vested	(4,680)	20.66
Forfeited	-
Non-Vested Outstanding at end of the quarter	858,569	$ 9.23

The total value of restricted stock vested during the three months ended March 31, 2006 and March 31, 2005 was $55,000 and $51,000, respectively. The total fair value of unvested restricted stock at March 31, 2006 was $2.3 million.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

4. Stock-Based Compensation (continued)

Pro forma disclosures for the three months ended March 31, 2005, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):

2005
Net income, as reported	$ 6,193
Add: Stock-based compensation expense related
to restricted stock awards included in reported
net income, net of related tax effects	101
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(207)
Pro forma net income	$ 6,087
Basic earnings per share:
As reported	$ 0.13
Pro forma	$ 0.13
Diluted earnings per share:
As reported	$ 0.13
Pro forma	$ 0.13

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

The Company had approximately $6.5 million of standby letters of credit on March 31, 2006. The fair value of the Company's standby letters of credit at March 31, 2006 was insignificant.

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

General. Total assets were $3.9 billion at March 31, 2006 an increase of $73.6 million from December 31, 2005.

Loans receivable increased $47.6 million, with the balance of the asset growth in cash and cash equivalents and securities available-for-sale, which increased $14.9 million, and $13.0 million, respectively. This growth was funded with deposits and borrowings, as more fully discussed in the Comparison of Financial Condition at March 31, 2006 and December 31, 2005 - Deposits and Average Balance Sheet and Net Interest Income Analysis sections of this Form 10-Q.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,149,816	51.6%	$1,119,952	51.4%
Commercial real estate	304,525	13.7%	304,458	14.0%
Commercial and industrial (C&I)	160,419	7.2%	173,113	7.9%
Consumer, including home equity loans	611,857	27.5%	583,059	26.7%
Total loans receivable	2,226,617	100.0%	2,180,582	100.0%
Plus (less):
Net deferred loan costs	14,984		13,453
Allowance for loan losses	(37,618)		(36,451)
Net loans receivable	$ 2,203,983		$2,157,584

Total loans (including net deferred loan costs) increased $47.6 million in the three months ended March 31, 2006, as increases in our consumer and residential portfolios offset a decline in the commercial (real estate and C&I) loan portfolio.

Residential mortgages increased $29.9 million or 2.7% due in large part to increased wholesale originations through local and regional mortgage bankers and brokers, to supplement interest rates in our retail originations. Approximately 42% of our mortgages originated for our portfolio were fixed rate bi-weekly payment loans with terms up to 30 years, or monthly payment loans with terms of 15 years or less. The remaining 58% of our portfolio originations were primarily loans whose payments adjust after 7 or 10 years. Wholesale originations are underwritten to the same standards as our retail originations, and are secured by residences primarily in our retail market areas and in the nearby Rochester and Albany markets. We do not offer non-traditional mortgages, such as interest only or negative amortizing loans, due to the higher credit risk of these types of loans.

Consumer loans increased $28.8 million in the first quarter of 2006, due primarily to growth in the Company's indirect auto lending business. Indirect auto loans totaled $383.1 million or 62.6% of the consumer loan portfolio at March 31, 2006, compared to $355.1 million or 60.9% at December 31, 2005. Indirect automobile lending is highly competitive, with a number of financial institutions offering financing plans to the dealers with which we do business. This competition, along with economic factors that impact consumer spending, may affect future rates of growth in this portfolio. In addition, we expect to slow the rate of growth in the indirect portfolio beginning in the second quarter of 2006 as we approach our internal target for this portfolio. We manage the credit risk of indirect auto lending by directly underwriting the applications from the dealers, with an emphasis on loans with credit scores above 700.

Commercial loans decreased $12.6 million in the quarter ended March 31, 2006 due primarily to the unexpected payoff of two loans totaling $12.5 million, including our $8.7 million portion of a participation in which the lead bank was replaced. Our commercial portfolio growth was flat in the quarter without the effect of these payoffs, due in large part to the highly competitive markets in which we operate, where the pricing and structuring of loan transactions has become much more aggressive in recent months. Prudently growing our commercial portfolio remains an important part of our business plan, and we will continue to focus on developing relationships that are consistent with our disciplined lending philosophy. However, we expect the competitive environment in which we operate will continue for the foreseeable future, which may impact our ability to meet our growth objectives.

Asset Quality. Non-performing loans totaled $6.8 million or 0.31% of loans at March 31, 2006, compared to $6.6 million or 0.30% of loans at December 31, 2005.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	March 31,	December 31,
	2006	2005
Non-accruing loans:
Residential real estate	$ 1,628	$ 1,701
Commercial real estate	3,698	3,775
Commercial and Industrial	854	523
Consumer (1)	306	406
Total non-accruing loans	6,486	6,405
Accruing loans delinquent 90 days or more	334	148
Total non-performing loans	6,820	6,553
Other real estate owned and repossessed assets	272	216
Total non-performing assets	$ 7,092	$ 6,769
Total non-performing loans to total loans	0.31%	0.30%
Total non-performing assets to total assets	0.18%	0.18%
Allowance for loan losses to non-performing loans	551.58%	556.25%
Allowance for loan losses to total loans (2)	1.69%	1.67%
_________________________________
(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $7.5 million that warrant increased attention at March 31, 2006, compared with $8.6 million at December 31, 2005. These loans are classified as substandard as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at March 31, 2006. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Total criticized and classified loans (which include non-performing loans and other loans classified special mention or worse) at March 31, 2006 were $49.2 million (2.2% of gross loans), compared to $54.0 (2.5% of gross loans) at December 31, 2005, and reflects our ongoing attention to asset quality issues, particularly in the commercial portfolios.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended March 31,
	2006	2005
Allowance for loan losses at beginning of period	$ 36,451	$ 42,716
Charge-offs	(1,366)	(3,774)
Recoveries	2,533	3,854
Provision for loan losses	-	-
Allowance for loan losses at end of period	$ 37,618	$ 42,796
Net recoveries to average loans (annualized)	0.22%	0.02%

We continue to actively pursue collection of previously charged-off loans (including a substantial amount of loans charged-off by BSB Bancorp, Inc. ("BSB") prior to its acquisition by us in July 2004) resulting in net recoveries of $1.2 million during the first quarter of 2006, compared with $80,000 in the year-ago quarter and $2.7 million for all of 2005. We did not record a provision for loan losses in the first quarter due primarily to the net recoveries and our strong asset quality.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	March 31, 2006				December 31, 2005
	Amount				Amount
	Retail & Commercial	Municipal	Total	Percent	Retail & Commercial	Municipal	Total	Percent
Non-interest bearing checking	$ 219,079	$ 8,568	$ 227,647	9.5%	$ 230,502	$ 7,102	$ 237,604	10.2%
Interest bearing-checking	219,545	25,035	244,580	10.1%	226,399	25,036	251,435	10.8%
Total checking	438,624	33,603	472,227	19.6%	456,901	32,138	489,039	21.0%
Savings	264,607	3,897	268,504	11.2%	267,898	3,526	271,424	11.7%
Money market	321,437	180,568	502,005	20.9%	343,085	181,880	524,965	22.6%
Time	950,796	208,701	1,159,497	48.3%	905,935	133,197	1,039,132	44.7%
Total deposits	$ 1,975,464	$426,769	$2,402,233	100.0%	$ 1,973,819	$350,741	$2,324,560	100.0%

Total deposits were $2.4 billion at March 31, 2006, an increase of $77.7 million from December 31, 2005. Municipal deposits increased $76.0 million during the quarter due primarily to successful business development efforts and seasonal activity, and were $426.8 million (17.8% of deposits) at March 31, 2006, compared with $350.7 million (15.1% of deposits) at December 31, 2005. Savings and money market accounts comprised 32.1% of total deposits at March 31, 2006, compared to 34.3% at December 31, 2005. Offsetting these decreases was an increase in time deposits to 48.3% of total deposits at March 31, 2006, compared to 44.7% at December 31, 2005, reflecting a continuing trend of depositors' preference for higher rate time accounts. See further discussion of deposit activity in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q.

Shareholders' Equity. Shareholders' equity decreased $9.2 million from December 31, 2005 to $518.8 million at March 31, 2006. The decrease resulted primarily from the payment of cash dividends of $3.2 million, and the repurchase of 1.2 million shares of our stock in open market transactions, resulting in a $14.2 million decrease in shareholders' equity. Net income was $5.6 million in the three months ended March 31, 2006 and we recorded additions to equity of $3.2 million related to the exercise of stock options and $1.1 million related to the vesting of stock under the Company's ESOP and restricted stock plans.

On April 19, 2006, the Company's board of directors authorized the repurchase of up to 2.5 million additional shares (approximately 5%) of its outstanding common stock. This authorization is in addition to the 5 million share repurchase program previously authorized by the Company's board of directors in July 2005. Under the previous authorization, approximately 1.2 million shares remain available for repurchase as of April 14, 2006.

Average Balance Sheet and Net Interest Income Analysis

The following tables set forth certain information for the three months ended March 31, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended March 31,
	2006			2005
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 2,108	$ 12	2.31%	$ 45,667	$ 282	2.50%
Securities (1)	1,198,913	13,588	4.60%	1,103,444	11,789	4.33%
Loans (2)	2,215,186	30,736	5.63%	2,072,267	28,311	5.54%
Total earning assets	3,416,207	44,336	5.26%	3,221,378	40,382	5.08%
Non-earning assets	399,698			420,777
Total assets	$ 3,815,905			$ 3,642,155

Interest bearing liabilities:
Savings deposits	$ 266,924	$ 213	0.32%	$ 298,384	$ 242	0.33%
Money market accounts	507,135	2,478	1.98%	534,189	1,629	1.24%
NOW accounts	242,949	138	0.23%	225,233	110	0.20%
Time accounts	1,109,122	9,891	3.62%	960,565	7,224	3.05%
Borrowings (3)	867,756	7,860	3.67%	762,530	5,864	3.12%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	836	7.85%	43,202	709	6.66%
Total interest bearing liabilities	3,037,088	21,416	2.86%	2,824,103	15,778	2.27%

Non-interest bearing deposits	223,283			234,350
Other non-interest bearing liabilities	28,832			38,376
Total liabilities	3,289,203			3,096,829
Shareholders' equity	526,702			545,326
Total liabilities and shareholders'
equity	$ 3,815,905			$ 3,642,155

Net interest income		$ 22,920			$ 24,604

Net interest rate spread			2.40%			2.81%

Net earning assets	$ 379,119			$ 397,275

Net interest margin			2.72%			3.10%

Ratio of earning assets to total
interest bearing liabilities	112.48%			114.07%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance is net of net deferred loan fees and costs, and includes non-accrual loans.
(3) Borrowings include mortgagors' escrow funds.

The Company's overall funding mix continued to shift towards higher cost time deposits and borrowings, as competitive pressures and higher yields on short-term time deposits resulted in a continuing movement of consumer deposits out of savings and money market accounts. We have also had an increase in municipal deposits, which generally are at a higher rate than retail deposits, but are generally less expensive than FHLB advances. Total average deposits increased $96.7 million or 4.3% in the first quarter compared with the first quarter of 2005. Average savings deposits decreased $31.5 million or 10.5% in the first quarter of 2006 compared with the year-ago quarter, while average money market accounts decreased $27.1 million or 5.1%. Average savings and money market accounts comprised 11.4% and 21.6% of total average deposits, respectively, in the first quarter of 2006, compared with 13.2% and 23.7%, respectively, in the first quarter of 2005. Average time deposits increased $148.6 million or 15.5% and comprised 47.2% of total average deposits in the first quarter of 2006, compared with 42.6% in the first quarter of 2005. In addition, municipal and brokered time accounts, which are generally more sensitive to changes in interest rates than retail time accounts, made up a larger portion of average time deposits in the first quarter of 2006, and were 37.1% of average time accounts, compared with 29.4% in the first quarter of 2005.

Average borrowings increased $105.2 million or 13.8% in the first quarter compared with the year-ago quarter and were used to fund loan growth.

Along with the changes in our funding mix, higher short-term interest rates and the corresponding flattening of the Treasury yield curve, and highly competitive market conditions have resulted in the rates we pay for our funds to increase more than the rates at which we lend, resulting in compression of our net interest margin. See the Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005 - Net Interest Income section of this Form 10-Q for further analysis of our net interest margin.

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
	For the Three Months
	Ended March 31,
	2006 vs. 2005
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ (20)	$ (250)	$ (270)
Securities	754	1,045	1,799
Loans	462	1,963	2,425
Total earning assets	1,196	2,758	3,954

Interest bearing liabilities:
Savings accounts	(6)	(23)	(29)
Money market accounts	935	(86)	849
NOW accounts	18	10	28
Time accounts	1,459	1,208	2,667
Borrowings	1,119	877	1,996
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	127	-	127
Total interest bearing liabilities	3,652	1,986	5,638

Net interest income	$ (2,456)	$ 772	$ (1,684)

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. Net income for the three months ended March 31, 2006 was $5.6 million, or $0.12 per diluted share, compared with $6.2 million, or $0.13 per diluted share for the same period in 2005. Return on assets was 0.59% and 0.69% for the three months ended March 31, 2006 and 2005, respectively. Return on equity and return on tangible equity were 4.29% and 8.52%, respectively, for the three months ended March 31, 2006, compared to 4.61% and 9.25%, respectively, for the same period in 2005.

Net Interest Income. Net interest income for the three months ended March 31, 2006 totaled $22.9 million, a decrease of $1.7 million or 6.8% from the $24.6 million for the same period in 2005. This decrease is due to a 38 basis point decrease in our net interest margin in the first quarter of 2006 compared with the year-ago period, partially offset by a $195.5 million increase in average interest earning assets. Highly competitive pricing of deposits in our markets has exacerbated the effect of the flattening of the yield curve over the past year, resulting in an increase in rates on short-term time accounts and certain money market accounts. These factors, in combination with a larger portion of our funding being in time accounts and borrowings (as discussed in the Average Balance Sheet and Net Interest Analysis section of this Form 10-Q), have resulted in a 59 basis point increase in our cost of funds. This exceeded the increase in our earning assets yield of 18 basis points. As a result, the net interest margin for the three months ended March 31, 2006 was 2.72%, down from 3.10% in the first quarter of 2005. The net interest margin was 2.89% in the fourth quarter of 2005.

It is probable that the trend we've experienced of higher deposit and borrowing rates and increasing reliance on time accounts and borrowings will continue in the current competitive and interest rate environments, which will put further pressure on our net interest margin. In addition, we expect continued upward repricing of existing time accounts and borrowings during the second quarter of 2006, as competition for deposits and higher short-term interest rates cause us to renew or replace these funds at higher rates. As of March 31, 2006, time accounts and borrowings which will reprice or mature during the second quarter of 2006 totaled $326.2 million and $245.0 million, respectively, and had weighted average rates of 3.87% and 4.38%, respectively. The amount of borrowings which reprice or mature in the second quarter include $120.0 million of fixed rate FHLB advances with a weighted average rate of 4.48%, which are callable quarterly. In April 2006, $80.0 million of these advances were called, with a weighted average rate of 4.41%, resulting in the recognition of a $1.7 million gain in the second quarter due to the impact of purchase accounting adjustments recorded as part of the acquisition of BSB. These advances were replaced with fixed rate non-callable FHLB advances. The remaining $40.0 million of callable advances, with a 4.63% rate, are callable quarterly on the interest payment date. The next interest payment date is June 23, 2006. It is possible this advance will be called in the current interest rate environment.

We expect the factors driving the margin compression to continue into the second quarter 2006, with a possible decrease of 15 to 20 basis points in our net interest margin in the second quarter, based upon our existing balance sheet and current interest rate and market conditions. See the Quantitative and Qualitative Disclosures About Market Risk section of this Form 10-Q for further analysis of our interest rate sensitivity.

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

No provision for loan losses was recorded in the first quarter of 2006 and 2005. See the Asset Quality section of this Form 10-Q for further analysis of the allowance for loan losses.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended March 31,
	2006	2005	$ Change	% Change
Service fees	$ 3,612	$ 3,749	$ (137)	(4%)
Trust and investment services	801	786	15	2%
Income from bank-owned life insurance	657	661	(4)	(1%)
Net gain on sale of loans	20	58	(38)	(66%)
Other income	158	206	(48)	(23%)
Total non-interest income	$ 5,248	$ 5,460	$ (212)	(4%)

Non-interest income decreased $212,000 or 3.9% for the three months ended March 31, 2006 compared with the same period in 2005. Service fees decreased $137,000 or 3.7% due largely to lower commercial service fees corresponding with the decrease in commercial loans during the past year. In addition, returned item fees, which had increased steadily during the last three quarters of 2005, decreased in the first quarter of 2006 to a level comparable with the first quarter of a year-ago, due to a combination of seasonal factors and changes in consumer's check writing habits resulting from increased awareness of the fees associated with returned checks. The level of returned item fees in future quarters will be dependent upon factors such as seasonal and economic conditions and consumer behavior, which are beyond the control of the Company.

Our non-interest income amounted to 18.6% and 18.2% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended March 31, 2006 and 2005, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended March 31,
	2006	2005	$ Change	% Change
Salaries and employee benefits	$ 10,519	$ 10,024	$ 495	5%
Occupancy and equipment expense	2,133	2,020	113	6%
Marketing expense	801	861	(60)	(7%)
Professional services	762	803	(41)	(5%)
Technology expense	2,017	1,949	68	3%
Amortization of intangible assets	1,854	2,290	(436)	(19%)
Other expense	2,110	2,562	(452)	(18%)
Total non-interest expense	$ 20,196	$ 20,509	$ (313)	(2%)

Non-interest expenses were $20.2 million and $20.5 million for the three months ended March 31, 2006, and 2005, respectively, a decrease of $313,000 or 1.5%. The decrease in non-interest expense resulted primarily from lower amortization of intangible assets, due to the use of an accelerated amortization schedule for certain intangible assets that arose from the BSB acquisition, and a decrease in other expenses, primarily in postage and foreclosed real estate. These were partially offset by a $495,000 or 4.9% increase in salaries and benefits, due largely to annual compensation changes, amortization of restricted stock that was granted in the second quarter of 2005, and stock option expense of $291,000 resulting from the adoption in the first quarter of 2006 of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."

Non-interest expenses, as a percent of average total assets decreased to 2.15% (annualized) for the first quarter of 2006, compared to 2.28% (annualized) for the first quarter of 2005.

Income Tax Expense. Income tax expense was $2.4 million on income before taxes of $8.0 million for the three months ended March 31, 2006, resulting in an effective tax rate of 30.1% compared to income tax expense of $3.4 million on income before taxes of $9.6 million for the same period in 2005, resulting in an effective tax rate of 35.4%. The effective rate for the first quarter of 2006 was significantly impacted by an increased dividends received deduction from the Company's wholly-owned real estate investment trust subsidiary ("REIT"). The rate was also impacted by the elimination of New York State expense attributable to the bad debt recapture that impacted the 2005 effective tax rate.

Supplemental Reporting of Non-GAAP Results of Operations. In addition to results presented in accordance with U.S. generally accepted accounting principles ("GAAP"), we are providing in this report certain non-GAAP financial measures. We believe that providing certain non-GAAP financial measures provides the reader with information useful in understanding our financial performance, our performance trends and financial position. Specifically, we provide measures based on what we believe are our "core operating earnings." Core operating earnings, is net income as reported on a GAAP basis, adjusted to exclude large non-cash items which affect the reporting of results of operations, such as net amortization of fair market value adjustments on net assets acquired in mergers, amortization of intangibles and covenant-not-to-compete expense. We believe these items are not reflective of on-going operations and are therefore "nonoperating" in nature.

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

Our core operating earnings were $6.8 million or $0.15 per diluted share in the first quarter of 2006, down from $8.2 million or $0.17 per diluted share for the first quarter of 2005.

The following table reconciles core operating earnings to net income in accordance with GAAP.

	Three months ended
Core Operating Earnings	March 31,
(In thousands, except per share data)	2006	2005

Net Income as Reported (GAAP)	$ 5,572	$ 6,193
Adjustments
Net amortization of premium on net assets acquired in mergers	236	1,036
Amortization of core deposit & trust intangibles	1,765	2,201
Covenant-not-to-compete expense	89	89
Total adjustments pre-tax	2,090	3,326
Related income taxes	833	1,326
Total adjustments after-tax	1,257	2,000
Core Operating Earnings	$ 6,829	$ 8,193

Diluted EPS using Core Operating Earnings	$ 0.15	$ 0.17

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments on outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments on securities, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At March 31, 2006, the Bank had $300.0 million in available FHLB borrowing capacity. At March 31, 2006, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $280.4 million. Certificates of deposit which are scheduled to mature within one year totaled $847.7 million and borrowings that are scheduled to mature within the same period amounted to $460.3 million, in each case excluding purchase accounting adjustments at March 31, 2006.

Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Based on our deposit retention experience we anticipate that a majority of the time deposits maturing within the next year will be retained. We are committed to maintaining an adequate liquidity position and monitor our liquidity position on a daily basis. If deposit outflows occur beyond reasonable levels, we will readjust our deposit pricing strategy or take other measures, such as discontinuing our reinvestment of security payments or increasing borrowings, to ensure ample liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments.

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders and to make interest payments on the junior subordinated obligations. At March 31, 2006, the total interest payments due in 2006 on the junior subordinated obligations amounts to approximately $3.5 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At March 31, 2006, the Company had $42.6 million of cash at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

At March 31, 2006, the Bank had the ability to pay dividends of $18.0 million to the Company without the prior approval of the OTS.

On April 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 2.5 million shares (approximately 5%) of its outstanding common stock as part of the Company's capital management program. This authorization is in addition to the 5 million share repurchase program previously authorized by the Company's Board of Directors in July 2005. As of March 31, 2006, 3,588,096 shares were purchased under the previous authorization at a total cost of $42.4 million. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase programs are authorized for up to one year, and there can be no assurance that the Company will repurchase all shares authorized under the programs. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company.

At March 31, 2006, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at March 31, 2006 were $314.5 million and $275.9 million, respectively, or 8.7% and 7.6% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $180.5 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At March 31, 2006, the Bank's total risk-based capital ratio was 13.6%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect that an impairment loss can have on the results of operations. The Company's policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2005. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of the Company's Form 10-K for the year ended December 31, 2005. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2005 to obtain a better understanding of how the Company's financial performance is reported.

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

The following sets forth the result of our net interest income simulation model as of March 31, 2006 and December 31, 2005.
Change in Interest	March 31, 2006			December 31, 2005
In Basis Points	Annual Net Interest Income
(Rate Shock)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	$ 89,244	$ 382	0.43%	97,300	441	0.46%
Flat	88,862	-	-	96,859	-	-
+100	88,805	(57)	(0.06%)	96,231	(628)	(0.65%)
+200	87,750	(1,112)	(1.25%)	95,268	(1,591)	(1.64%)
+300	87,033	(1,829)	(2.06%)	94,494	(2,356)	(2.44%)

The decrease in net interest income of $8.0 million in the flat rate scenario as of March 31, 2006 compared to December 31, 2005, reflects the projected full year effect of the net interest margin compression we experienced in the first quarter of 2006, as more fully discussed in the Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005 section of this Form 10-Q. In the event of an immediate 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a further 1.3%, or $1.1 million decrease in net interest income as of March 31, 2006, compared with a decrease of 1.6%, or $1.6 million at December 31, 2005. In the event of an immediate 100 basis point decrease in interest rates, we estimate that we would experience a 0.4%, or $382,000 increase in net interest income as of March 31, 2006, compared with an increase of 0.5%, or $441,000 at December 31, 2005. We did not simulate a negative 200 basis point rate shock at March 31, 2006 because this scenario was considered unlikely given the apparent strength of the national economy and relatively low level of longer-term market interest rates at that time. As discussed in the Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005 - Net Interest Income section of this Form 10-Q, we expect to continue to experience net interest margin compression in the second quarter of 2006 of as much as 15 to 20 basis points based on our existing balance sheet and current interest rate and market conditions. This would result in an estimated reduction in net interest income of $1.3 million to $1.7 million in the second quarter, absent any substantive changes in our assets or liabilities. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and acting chief accounting officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and acting chief accounting officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

  Not applicable.

  The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2006:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1 - January 31	771,362	$ 11.82	771,362	4,342,106
February 1 - February 28	328,149	11.68	325,008	4,017,098
March 1 - March 31	105,194	11.76	105,194	3,911,904
TOTAL	1,204,705	$ 11.78	1,201,564

  The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under Partners Trust's stock option plans.

  In July 2005, Partners Trust announced a program to purchase up to 5 million of its common shares. In April 2006, Partners Trust announced a program to purchase up to an additional 2.5 million of its common shares.

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

31.2 Certification of Acting Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Acting Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated May 8, 2006

John A. Zawadzki
President and Chief Executive Officer

By: /s/ Amie Estrella Dated May 8, 2006

Amie Estrella
Acting Chief Accounting Officer
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

31.2 Certification of Acting Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Acting Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.