Form 10-Q
period 2006-06-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2006-07-31
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2006

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

YES _____ NO X

As of July 17, 2006, there were issued and outstanding 44,974,706 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2006	2005
Assets	(In thousands, except share data)
Cash and due from banks	$ 59,932	$ 58,137
Federal funds sold	-	-
Total cash and cash equivalents	59,932	58,137
Securities available-for-sale, at fair value	1,031,289	1,118,136
Securities held-to-maturity (fair value of $756 at June 30, 2006 and $794 at December 31, 2005)	756	792
Federal Home Loan Bank of New York ("FHLB") stock	42,228	40,252
Loans held for sale	1,590	1,518
Loans receivable	2,291,187	2,194,035
Less: Allowance for loan losses	(36,303)	(36,451)
Net loans receivable	2,254,884	2,157,584
Premises and equipment, net	25,009	26,263
Accrued interest receivable	15,006	15,131
Bank-owned life insurance	72,107	70,733
Other real estate owned and repossessed assets	839	216
Goodwill	241,775	242,258
Other intangible assets, net	16,193	20,343
Other assets	31,983	27,580
Total Assets	$ 3,793,591	$ 3,778,943

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 236,852	$ 237,604
Interest bearing	2,098,432	2,086,956
Total deposits	2,335,284	2,324,560
Borrowings	868,229	834,138
Mortgagors' escrow funds	23,309	19,819
Other liabilities	37,313	29,301
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,307,337	3,251,020

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and 50,956,670 shares issued at June 30, 2006 and 50,454,791 shares issued at December 31, 2005	5	5
Additional paid-in capital	439,787	440,270
Retained earnings	145,138	139,107
Accumulated other comprehensive loss	(17,022)	(10,159)
Treasury stock (5,986,203 shares at June 30, 2006 and 1,889,051 shares at December 31, 2005)	(69,914)	(22,196)
Unallocated ESOP shares (1,442,368 shares at June 30, 2006 and 1,550,875 shares at December 31, 2005)	(11,740)	(12,591)
Unearned restricted stock awards	-	(6,513)
Total shareholders' equity	486,254	527,923
Total Liabilities and Shareholders' Equity	$ 3,793,591	$ 3,778,943

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$ 31,949	$ 28,501	$ 62,685	$ 56,812
Federal funds sold and interest bearing deposits	59	49	71	331
Securities	13,696	13,269	27,284	25,058
Total interest income	45,704	41,819	90,040	82,201

Interest expense:
Deposits:
Savings accounts	216	244	429	486
Money market accounts	2,542	1,908	5,020	3,537
Time accounts	11,608	7,808	21,499	15,032
NOW accounts	146	117	284	227
	14,512	10,077	27,232	19,282
Borrowings:
Repurchase agreements	109	73	196	156
FHLB advances	8,572	5,766	16,301	11,500
Mortgagors' escrow funds	72	70	116	117
	8,753	5,909	16,613	11,773
Junior subordinated obligations	875	753	1,711	1,462
Total interest expense	24,140	16,739	45,556	32,517
Net interest income	21,564	25,080	44,484	49,684
Provision for (recovery of) loan losses	(2,627)	-	(2,627)	-
Net interest income after provision for (recovery of) loan losses	24,191	25,080	47,111	49,684

Non-interest income:
Service fees	3,987	4,066	7,599	7,815
Trust and investment services	831	870	1,632	1,656
Income from bank-owned life insurance	716	676	1,373	1,337
Net (loss) gain on sale of securities available-for-sale	(2,790)	76	(2,790)	76
Net gain on sale of loans	40	31	60	89
Gain on extinguishment of debt	2,783	-	2,783	-
Other income	71	141	229	347
Total non-interest income	5,638	5,860	10,886	11,320

Non-interest expense:
Salaries and employee benefits	9,820	9,888	20,339	19,912
Occupancy and equipment expense	2,046	2,011	4,179	4,031
Marketing expense	812	677	1,613	1,538
Professional services	832	1,078	1,594	1,881
Technology expense	1,868	2,027	3,885	3,976
Amortization of intangible assets	2,221	2,291	4,075	4,581
Other expense	2,325	2,342	4,435	4,904
Total non-interest expense	19,924	20,314	40,120	40,823
Income before income tax expense	9,905	10,626	17,877	20,181
Income tax expense	3,147	3,682	5,547	7,044
Net income	$ 6,758	$ 6,944	$ 12,330	$ 13,137

Basic earnings per share	$ 0.15	$ 0.15	$ 0.27	$ 0.28
Diluted earnings per share	$ 0.15	$ 0.14	$ 0.27	$ 0.27

Basic weighted average shares outstanding	44,118,458	47,480,826	44,908,733	47,599,772
Diluted weighted average shares outstanding	44,741,918	48,255,189	45,604,803	48,403,429

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Issued &				Accumulated			Unearned
	Outstanding		Additional		Other		Unallocated	Restricted
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
		(In thousands, except share data)

Balance at December 31, 2004	49,662,013	$ 5	$ 435,604	$ 120,597	$ 394	$ (593)	$ (14,293)	$ (2,065)	$ 539,649
Net income	-	-	-	13,137	-	-	-	-	13,137
Other comprehensive loss, net of tax	-	-	-	-	(912)	-	-	-	(912)
Cash dividends ($0.14 per share)	-	-	-	(6,782)	-	-	-	-	(6,782)
ESOP shares committed to be released for
allocation (108,507 shares)	-	-	298	-	-	-	851	-	1,149
Stock awarded under the Management
Recognition Plan (594,997 shares)	-	-	5,938	-	-	-	-	(5,938)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	-	543	543
Tax benefit of restricted stock vesting	-	-	(18)	-	-	-	-	-	(18)
Purchase of treasury stock (12,262 shares)	(12,262)	-	-	-	-	(131)	-	-	(131)
Stock options exercised (338,196 shares)	338,196	-	2,152	-	-	-	-	-	2,152
Tax benefit of stock options exercised	-	-	588	-	-	-	-	-	588
Balance at June 30, 2005	49,987,947	$ 5	$ 444,562	$ 126,952	$ (518)	$ (724)	$ (13,442)	$ (7,460)	$ 549,375

Balance at December 31, 2005	48,565,740	$ 5	$ 440,270	$ 139,107	$ (10,159)	$ (22,196)	$ (12,591)	$ (6,513)	$ 527,923
Net income	-	-	-	12,330	-	-	-	-	12,330
Other comprehensive loss, net of tax	-	-	-	-	(6,863)	-	-	-	(6,863)
Cash dividends ($0.14 per share)	-	-	-	(6,299)	-	-	-	-	(6,299)
ESOP shares committed to be released for
allocation (109,408 shares)	-	-	425	-	-	-	851	-	1,276
Amortization of unearned restricted stock awards	-	-	947	-	-	-	-	-	947
Tax benefit of restricted stock vesting	-	-	61	-	-	-	-	-	61
Purchase of treasury stock	(4,097,152)	-	-	-	-	(47,718)	-	-	(47,718)
Stock options exercised	501,879	-	3,640	-	-	-	-	-	3,640
Tax benefit of stock options exercised	-	-	368	-	-	-	-	-	368
Amortization of unvested stock options	-	-	589	-	-	-	-	-	589
Reclassification of unearned restricted stock awards to APIC in accordance with SFAS No. 123R (863,249 shares)	-	-	(6,513)	-	-	-	-	6,513	-
Balance at June 30, 2006	44,970,467	$ 5	$ 439,787	$ 145,138	$ (17,022)	$ (69,914)	$ (11,740)	$ -	$ 486,254

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$ 23,247	$ 26,907

Investing activities:
Purchases of securities held-to-maturity	(12)	-
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	48	412
Purchases of securities available-for-sale	(74,970)	(287,851)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	68,996	131,180
Proceeds from sales of securities available-for-sale	83,873	17,198
Purchases of FHLB stock	(24,680)	(12,639)
Redemptions of FHLB stock	22,704	10,891
Net loans (made to) repaid by customers	(95,794)	22,649
Purchases of premises and equipment	(582)	(1,004)
Proceeds from sale of premises and equipment	31	665
Proceeds from sales of other real estate owned	577	1,948
Net cash used in investing activities	(19,809)	(116,551)

Financing activities:
Net increase in deposits	10,724	43,053
Net decrease in mortgagors' escrow funds	3,490	2,833
Net increase in borrowings	34,091	23,660
Cash dividends	(6,299)	(6,782)
Purchase of treasury stock	(47,718)	(131)
Tax benefit from share-based payments	429	-
Proceeds from stock option exercises	3,640	2,152
Net cash (used in) provided by financing activities	(1,643)	64,785

Net increase (decrease) in cash and cash equivalents	1,795	(24,859)

Cash and cash equivalents at beginning of period	58,137	85,481

Cash and cash equivalents at end of period	$ 59,932	$ 60,622

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 42,494	$ 32,056
Income taxes	12,055	5,689

Non-cash investing activities:
Increase in liability for securities purchased not settled	(5,691)	(10,779)
Increase in receivable for securities sold not settled	-	27,317
Transfer of loans to other real estate owned	1,121	571

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$ 6,758	$ 6,944	$ 12,330	$ 13,137
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities available-for-sale
(pre-tax, $(11,062), $12,200, $(14,228) and $(1,443))	(6,637)	7,320	(8,537)	(866)
Reclassification adjustment for net loss (gain) on available-for-sale securities realized in net income (pre-tax amounts of $2,790, $(76),
$2,790, and $(76))	1,674	(46)	1,674	(46)
Total other comprehensive (loss) income	(4,963)	7,274	(6,863)	(912)
Comprehensive income	$ 1,795	$ 14,218	$ 5,467	$ 12,225

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

The following summarizes the computation of earnings per share for the three months and six months ended June 30, 2006 and 2005 (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Income available to common shareholders	$ 6,758	$ 6,944	$ 12,330	$ 13,137
Weighted average basic shares outstanding	44,118	47,481	44,909	47,600
Basic earnings per share	$ 0.15	$ 0.15	$ 0.27	$ 0.28

Diluted earnings per share:
Income available to common shareholders	$ 6,758	$ 6,944	$ 12,330	$ 13,137
Weighted average basic shares outstanding	44,118	47,481	44,909	47,600
Effect of dilutive securities:
Stock options	419	633	466	676
Unearned restricted stock awards	205	141	230	127
Weighted average diluted shares outstanding	44,742	48,255	45,605	48,403
Diluted earnings per share	$ 0.15	$ 0.14	$ 0.27	$ 0.27

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

2. Earnings Per Share (continued)

The computation of the number of dilutive securities for the three months and six months ended June 30, 2006 excludes 127,013 and 122,164 options ("anti-dilutive options") because the exercise prices of these options was greater than the average market price for the period. There were 825,848 and 836,955 anti-dilutive options for the three and six months ended June 30, 2005.

3. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Pension Benefits		Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Interest cost	$ 557	$ 551	$ 1,114	$ 1,101
Expected return on plan assets	(957)	(783)	(1,914)	(1,566)
Amortization of unrecognized
actuarial loss	62	8	123	16
Net periodic benefit plan credit	$ (338)	$ (224)	$ (677)	$ (449)

	Postretirement Benefits		Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Service cost	$ 44	$ 48	$ 89	$ 96
Interest cost	126	131	252	262
Amortization of unrecognized
actuarial gain	(3)	(6)	(6)	(12)
Amortization of unrecognized
prior service cost	11	10	21	20
Net periodic benefit plan cost	$ 178	$ 183	$ 356	$ 366

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company estimates that no contributions will be made in 2006. The Company expects to contribute approximately $534,000 to the postretirement plan in 2006. During the second quarter of 2006 there were no contributions to the pension plan and $178,000 was contributed to the postretirement plan.

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

Stock Option Plan

Under the LTECP, 2,735,158 shares of authorized but unissued common stock were reserved for issuance upon option exercises. The Company also has the alternative to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all new awards granted, awards modified after the date of adoption and unvested awards outstanding under previous grants as of January 1, 2006. The Company issued 6,000 and 11,000 new stock-based awards and recognized total non-cash stock-based compensation cost of $298,000 and $589,000 for the three and six months, ended June 30, 2006 respectively. The tax benefit recognized for stock options exercised during the three and six months ended June 30, 2006 was $96,000 and $368,000, respectively. The total remaining unrecognized compensation cost related to unvested stock options was $3.5 million at June 30, 2006, which has a weighted average remaining life of 3.4 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company's stock. Historical option exercise and employee termination activity is used to estimate the expected term of options granted and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table presents the weighted-average assumptions and resulting estimated weighted-average fair value for grants made during the six months ended June 30, 2006 and June 30, 2005. There were 11,000 and 1,281,248 options granted in the second quarter of 2006 and 2005, respectively.

	2006	2005
Expected volatility	22.19%	23.65%
Expected dividend yield	2.46%	2.33%
Expected term (in years)	5	5
Risk-free interest rate	4.96%	3.92%
Weighted-average fair value	$ 2.51	$ 2.65

A summary of option activity under the Plan for the three months and six months ended June 30, 2006 is presented below:

Share Options	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
	Three months ended June 30, 2006
Outstanding at beginning of the quarter	3,662,244	$ 8.74
Changes during the quarter:
Granted	11,000	11.19
Exercised	(108,360)	6.59
Forfeited	(10,000)	10.55
Outstanding at end of the quarter	3,554,884	$ 8.81	6.9
Exercisable at end of the quarter	1,874,238	$ 8.08	5.9

The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was
$485,000 and $301,000, respectively.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

4. Stock-Based Compensation (continued)

Share Options	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
	Six months ended June 30, 2006
Outstanding at beginning of the period	4,055,620	$ 8.61
Changes during the quarter:
Granted	17,000	11.47
Exercised	(501,879)	7.25
Forfeited	(15,857)	10.75
Outstanding at end of the period	3,554,884	$ 8.81	6.9
Exercisable at end of the period	1,874,238	$ 8.08	5.9

The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was
$2.2 million and $1.3 million, respectively.

Restricted Stock Plan

Under the restricted stock plan, 1,094,064 shares of authorized but unissued shares were reserved for issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $473,000 and $375,000 for the three months ended, and $947,000 and $543,000 for the six months ended June 30, 2006 and 2005, respectively. The remaining unearned compensation cost is $5.6 million as of June 30, 2006. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No. 123R the balance of unearned compensation as of December 31, 2005 was transferred to additional paid-in capital.

Restricted stock awards granted under the LTEC Plan are also accounted for in accordance with SFAS No. 123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the three and six months ended June 30, 2006 is presented below:

Share Options - MRPs	Number	Weighted- Average Grant Date Fair Value
	Three months ended June 30, 2006
Outstanding at beginning of quarter	858,569	$ 9.23
Changes during the quarter:
Granted	-
Vested	(118,995)	$ 9.98
Forfeited	-
Outstanding at June 30	739,574	$ 9.11

The total value of restricted stock vested during the three months ended June 30, 2006 was $1.4 million. No restricted stock vested during the three months ended at June 30, 2005.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

4. Stock-Based Compensation (continued)

Share Options - MRPs	Number	Weighted- Average Grant Date Fair Value
	Six months ended June 30, 2006
Outstanding at beginning of period	863,249	$ 9.29
Changes during the period:
Granted	-
Vested	(123,675)	$ 10.38
Forfeited	-
Outstanding at June 30	739,574	$ 9.11

The total value of restricted stock vested during the six months ended June 30, 2006 and June 30, 2005 was $1.4 million and $51,000, respectively.

Pro forma disclosures for the three months and six months ended June 30, 2005, utilizing the estimated fair value of the options and restricted stock granted, are as follows (dollars in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$ 6,944	$ 13,137
Add: Stock-based compensation expense related
to restricted stock awards included in reported
net income, net of related tax effects	225	326
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(403)	(610)
Pro forma net income	$ 6,766	$ 12,853
Basic earnings per share:
As reported	$ 0.15	$ 0.28
Pro forma	$ 0.14	$ 0.27
Diluted earnings per share:
As reported	$ 0.14	$ 0.27
Pro forma	$ 0.14	$ 0.27

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

Standby letters of credit are issued to insure performance by Bank customers who are in business contracts with third parties. Such instruments are frequently used in construction contracts, but are occasionally used to support the ongoing obligations of other types of business. Collateral is typically required for standby letters of credit and may include cash or security interest in the business assets of the borrower.

The Company had approximately $6.0 million of standby letters of credit on June 30, 2006. The fair value of the Company's standby letters of credit at June 30, 2006 was insignificant.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

General. Total assets were $3.79 billion at June 30, 2006 an increase of $14.6 million from December 31, 2005.

The increase in total assets is primarily due to a $97.2 million increase in loans receivable partially offset by an $86.8 million decrease in securities available-for-sale. This net growth was funded with deposits and borrowings, as more fully discussed in the Comparison of Financial Condition at June 30, 2006 and December 31, 2005 - Deposits and Average Balance Sheet and Net Interest Income Analysis sections of this Form 10-Q.

Securities. Total securities decreased $86.9 million or 7.8% in the six months ended June 30, 2006. The decrease is primarily due to the sale of $86.7 million of securities available-for-sale during the three months ended June 30, 2006. During the second quarter of 2006, $50.0 million, $30.0 million and $40.0 million of Federal Home Loan Bank ("FHLB") borrowings were called on April 4, 2006, April 6, 2006 and June 23, 2006, respectively. The two borrowings called in April had a book rate of 4.41% while the borrowing called in June had a book rate of 4.63%. The borrowings were acquired from the BSB Bancorp, Inc. acquisition in 2004 and were recorded at fair value. We have been accreting the purchase accounting adjustment over the life of the borrowings as a reduction of interest expense. When the borrowings were called, we recorded a $2.8 million gain on extinguishment of debt in non-interest income which represented the unaccreted purchase accounting adjustment. In order to replace these borrowings, we would have had to pay rates in the range of 5.40% to 5.80%, which would have resulted in an approximate $1.2 million annual reduction in net interest income. Alternatively, we decided to sell $86.7 million of our securities portfolio to help meet our liquidity needs. The securities sold had a weighted average yield of 4.31% and were sold at a net loss of $2.8 million.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,183,552	52.0%	$ 1,119,952	51.4%
Commercial real estate	308,332	13.6%	304,458	14.0%
Commercial and industrial (C&I)	162,319	7.1%	173,113	7.9%
Consumer, including home equity loans	621,049	27.3%	583,059	26.7%
Total loans receivable	2,275,252	100.0%	2,180,582	100.0%
Plus (less):
Net deferred loan costs	15,935		13,453
Allowance for loan losses	(36,303)		(36,451)
Net loans receivable	$ 2,254,884		$ 2,157,584

Total loans (including net deferred loan costs) increased $97.2 million in the six months ended June 30, 2006, as increases in our consumer and residential portfolios offset a decline in the commercial (real estate and C&I) loan portfolio.

Residential mortgages increased $63.6 million or 5.7% due in large part to increased wholesale originations through local and regional mortgage bankers and brokers to supplement our retail originations. Approximately 49% of mortgages originated for our portfolio were fixed rate bi-weekly payment loans with terms up to 30 years, or monthly payment loans with terms of 15 years or less. The remaining 51% of our portfolio originations were primarily loans whose payments adjust after 5 or 10 years. Wholesale originations are underwritten to the same standards as our retail originations, and are secured by residences primarily in our retail market areas and in the nearby Rochester and Albany markets. We do not offer non-traditional mortgages, such as interest only or negative amortizing loans, due to the higher credit risk of these types of loans.

Consumer loans increased $38.0 million due primarily to growth in the Company's indirect auto lending business. Indirect auto loans totaled $390.4 million or 62.9% of the consumer loan portfolio at June 30, 2006, compared to $355.1 million or 60.9% at December 31, 2005. Indirect automobile lending is highly competitive, with a number of financial institutions offering financing plans to the dealers with which we do business. This competition, along with economic factors that impact consumer spending, may affect future rates of growth in this portfolio. Beginning in the second quarter of 2006 we increased our pricing on our indirect auto loans and have slowed the rate of growth as we are near our internal target for this portfolio. We manage the credit risk of indirect auto lending by directly underwriting the applications from the dealers, with an emphasis on loans with credit scores above 700.

Commercial loans decreased $6.9 million due to the highly competitive environment we are in. Pricing and structuring of loan transactions in our markets is much more aggressive than prior years. Prudently growing our commercial portfolio remains an important part of our business plan, and we will continue to focus on developing relationships that are consistent with our disciplined lending philosophy. However, we expect the competitive environment in which we operate will continue for the foreseeable future, which may impact our ability to meet our growth objectives.

Asset Quality. Non-performing loans totaled $5.9 million or 0.26% of loans at June 30, 2006, compared to $6.6 million or 0.30% of loans at December 31, 2005.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	June 30,	December 31,
	2006	2005
Non-accruing loans:
Residential real estate	$ 1,381	$ 1,701
Commercial real estate	2,971	3,775
Commercial and Industrial	1,057	523
Consumer (1)	353	406
Total non-accruing loans	5,762	6,405
Accruing loans delinquent 90 days or more	132	148
Total non-performing loans	5,894	6,553
Other real estate owned and repossessed assets	839	216
Total non-performing assets	$ 6,733	$ 6,769
Total non-performing loans to total loans	0.26%	0.30%
Total non-performing assets to total assets	0.18%	0.18%
Allowance for loan losses to non-performing loans	615.93%	556.25%
Allowance for loan losses to total loans (2)	1.60%	1.67%
_________________________________
(1) Includes home equity loans.
(2)	Total loans excludes loans held for sale and net deferred loan costs.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $10.1 million that warrant increased attention at June 30, 2006, compared with $8.6 million at December 31, 2005. The increase in these loans is considered to be in the normal course of business and is not considered significant. These loans are classified as substandard as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at June 30, 2006. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Total criticized and classified loans (which include non-performing loans and other loans classified special mention or worse) at June 30, 2006 were $55.7 million (2.5% of gross loans), compared to $54.0 (2.5% of gross loans) at December 31, 2005, and reflects our ongoing attention to asset quality issues, particularly in the commercial portfolios.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$ 37,618	$42,796	$ 36,451	$ 42,716
Charge-offs	(924)	(4,097)	(2,290)	(7,871)
Recoveries	2,236	5,010	4,769	8,864
Provision for (recovery of) loan losses	(2,627)	-	(2,627)	-
Allowance for loan losses at end of period	$ 36,303	$43,709	$ 36,303	$ 43,709
Net recoveries to average loans (annualized)	0.23%	0.18%	0.22%	0.10%

We continue to actively pursue collection of previously charged-off loans (including a substantial amount of loans charged-off by BSB Bancorp, Inc. ("BSB") prior to its acquisition by us in July 2004) resulting in net recoveries of $2.5 million during the six months ended June 30, 2006, compared with $993,000 during the six months ended June 30, 2005 and $2.7 million for all of 2005. Due to the continued net recoveries as well as an improvement in asset quality ratios, we recorded a recovery of loan losses of $2.6 million during the three months ended June 30, 2006. Flooding occurred in parts of our market at the end of June 2006. The primary areas of our business impacted by the floods were the Southern Tier and Herkimer County. We have examined our credit exposure in these areas and, at this time, there appears to be no significant risk of loss to the Company.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	June 30, 2006				December 31, 2005
	Amount				Amount
	Retail & Commercial	Municipal	Total	Percent	Retail & Commercial	Municipal	Total	Percent
Non-interest-bearing checking	$ 227,698	$ 9,154	$ 236,852	10.1%	$ 230,502	$ 7,102	$ 237,604	10.2%
Interest-bearing checking	216,475	22,447	238,922	10.2%	226,399	25,036	251,435	10.8%
Total checking	444,173	31,601	475,774	20.3%	456,901	32,138	489,039	21.0%
Savings	258,401	4,226	262,627	11.2%	267,898	3,526	271,424	11.7%
Money market	307,420	112,600	420,020	18.0%	343,085	181,880	524,965	22.6%
Time	997,717	179,146	1,176,863	50.5%	905,935	133,197	1,039,132	44.7%
Total deposits	$ 2,007,711	$ 327,573	$ 2,335,284	100.0%	$ 1,973,819	$ 350,741	$ 2,324,560	100.0%

Total deposits were $2.34 billion at June 30, 2006, an increase of $10.7 million from December 31, 2005. Retail deposits increased $33.9 million while municipal deposits experienced a seasonal decrease of $23.2 million. The increase in retail deposits was due to an increase in time deposits while all other retail deposit categories decreased. Savings and money market accounts comprised 29.2% of total deposits at June 30, 2006, compared to 34.3% at December 31, 2005. Time deposits comprised 50.5% of total deposits at June 30, 2006, compared to 44.7% at December 31, 2005, reflecting a continuing trend of depositors' preference for higher rate time accounts. See further discussion of deposit activity in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q.

Borrowings. Borrowings increased $34.1 million to $868.2 million at June 30, 2006 compared to $834.1 million at December 31, 2005. The additional borrowings were used to fund loan growth and treasury stock repurchases. As previously discussed in the Comparison of Financial Condition at June 30, 2006 and December 31, 2005 - Securities section of this Form 10-Q, $120.0 million in borrowings were called during the second quarter of 2006. We have no other callable borrowings.

Shareholders' Equity. Shareholders' equity decreased $41.7 million from December 31, 2005 to $486.3 million at June 30, 2006. The decrease resulted from other comprehensive loss of $6.9 million, the payment of cash dividends of $6.3 million, and the repurchase of 4.1 million shares of our stock in open market transactions, resulting in a $47.7 million decrease in shareholders' equity. Net income was $12.3 million during the six months ended June 30, 2006 and we recorded additions to equity of $4.0 million related to the exercise of stock options and $2.2 million related to the vesting of stock under the Company's ESOP and restricted stock plans.

In July 2005 the Company's board of directors authorized its first share repurchase program to purchase up to 5 million shares. The Company purchased the final shares under this program during the six months ended June 30, 2006 by purchasing 2.6 million shares at an average cost of $11.74 per share. In April 2006 the Company's board of directors authorized its second share repurchase program to purchase up to 2.5 million shares (approximately 5%) of our outstanding common stock. During the three months ended June 30, 2006, the Company purchased 1.4 million shares under the second repurchase program at an average cost of $11.47 per share.

Average Balance Sheet and Net Interest Income Analysis

The following tables set forth certain information for the three months and six months ended June 30, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended June 30,
	2006			2005
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 5,584	$ 59	4.24%	$ 6,734	$ 49	2.92%
Securities (1)	1,177,628	13,696	4.66%	1,200,613	13,269	4.43%
Loans (2)	2,259,336	31,949	5.67%	2,059,281	28,501	5.55%
Total earning assets	3,442,548	45,704	5.33%	3,266,628	41,819	5.13%
Non-earning assets	396,858			407,926
Total assets	$ 3,839,406			$ 3,674,554

Interest bearing liabilities:
Savings deposits	$ 266,644	$ 216	0.32%	$ 299,773	$ 244	0.33%
Money market accounts	477,626	2,542	2.13%	534,674	1,908	1.43%
NOW accounts	239,516	146	0.24%	235,580	117	0.20%
Time accounts	1,187,447	11,608	3.92%	991,772	7,808	3.16%
Borrowings (3)	870,098	8,753	4.03%	750,268	5,909	3.16%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	875	8.12%	43,202	753	6.99%
Total interest bearing liabilities	3,084,533	24,140	3.14%	2,855,269	16,739	2.35%

Non-interest bearing deposits	224,496			235,277
Other non-interest bearing liabilities	27,969			40,212
Total liabilities	3,336,998			3,130,758
Shareholders' equity	502,408			543,796
Total liabilities and shareholders'
equity	$ 3,839,406			$ 3,674,554

Net interest income		$ 21,564			$ 25,080

Net interest rate spread			2.19%			2.78%

Net earning assets	$ 358,015			$ 411,359

Net interest margin			2.51%			3.08%

Ratio of earning assets to total
interest bearing liabilities	111.61%			114.41%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance is net of net deferred loan fees and costs, includes non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

	For the Six Months Ended June 30,
	2006			2005
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 3,855	$ 71	3.71%	$ 25,768	$ 331	2.59%
Securities (1)	1,188,212	27,284	4.63%	1,152,297	25,058	4.39%
Loans (2)	2,237,383	62,685	5.65%	2,066,125	56,812	5.54%
Total earning assets	3,429,450	90,040	5.29%	3,244,190	82,201	5.11%
Non-earning assets	398,270			414,862
Total assets	$ 3,827,720			$ 3,659,052

Interest bearing liabilities:
Savings deposits	$ 266,784	$ 429	0.32%	$ 299,082	$ 486	0.33%
Money market accounts	492,299	5,020	2.06%	534,433	3,537	1.33%
NOW accounts	241,223	284	0.24%	230,435	227	0.20%
Time accounts	1,148,501	21,499	3.77%	976,255	15,032	3.11%
Borrowings (3)	868,933	16,613	3.86%	756,365	11,773	3.14%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	1,711	7.99%	43,202	1,462	6.82%
Total interest bearing liabilities	3,060,942	45,556	3.00%	2,839,772	32,517	2.31%

Non-interest bearing deposits	223,893			234,816
Other non-interest bearing liabilities	28,397			38,969
Total liabilities	3,313,232			3,113,557
Shareholders' equity	514,488			545,495
Total liabilities and shareholders'
equity	$ 3,827,720			$ 3,659,052

Net interest income		$ 44,484			$ 49,684

Net interest rate spread			2.29%			2.80%

Net earning assets	$ 368,508			$ 404,418

Net interest margin			2.62%			3.09%

Ratio of earning assets to total
interest bearing liabilities	112.04%			114.24%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance is net of net deferred loan fees and costs, includes non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

The Company's overall funding mix continued to shift towards higher cost time deposits and borrowings during the six months ended June 30, 2006 compared to the year-ago period, as competitive pressures and higher yields on short-term time deposits resulted in a continuing movement of consumer deposits out of savings and money market accounts. We have also had an increase in municipal deposits, which generally are at a higher rate than retail deposits, but are generally less expensive than FHLB advances. Total average deposits increased $97.7 million or 4.3% during the six months ended June 30, 2006 compared with the same period in 2005. Average savings deposits decreased $32.3 million or 10.8% during the six months ended June 30, 2006 compared with the year-ago period, while average money market accounts decreased $42.1 million or 7.9%. Average savings and money market accounts comprised 11.2% and 20.7% of total average deposits, respectively, for the six months ended June 30, 2006, compared with 13.1% and 23.5%, respectively, for the six months ended June 30, 2005. Average time deposits increased $172.2 million or 17.6% and comprised 48.4% of total average deposits for the six months ended June 30, 2006, compared with 42.9% for the six months ended June 30, 2005. In addition, municipal and brokered time accounts, which are generally more sensitive to changes in interest rates than retail time accounts, made up a larger portion of average time deposits during the six months ended June 30, 2006, and were 38.2% of average time accounts, compared with 30.5% for the six months ended June 30, 2005.

Average borrowings increased $112.6 million or 14.9% during the six months ended June 30, 2006, compared with the year-ago period and were used to fund loan growth.

Along with the changes in our funding mix, higher short-term interest rates and the corresponding flattening of the Treasury yield curve, and highly competitive market conditions have resulted in the rates we pay for our funds to increase more than the rates at which we lend, resulting in compression of our net interest margin. See the Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2006 and 2005 - Net Interest Income section of this Form 10-Q for further analysis of our net interest margin.

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
	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2006 vs. 2005			2006 vs. 2005
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)			(In thousands)
Earning assets:
Federal funds sold and interest-bearing
deposits	$ 19	$ (9)	$ 10	$ 102	$ (362)	$ (260)
Securities	683	(256)	427	1,417	809	2,226
Loans	628	2,820	3,448	1,135	4,738	5,873
Total earning assets	1,330	2,555	3,885	2,654	5,185	7,839

Interest bearing liabilities:
Savings accounts	(6)	(22)	(28)	(13)	(44)	(57)
Money market accounts	854	(220)	634	1,783	(300)	1,483
NOW accounts	27	2	29	46	11	57
Time accounts	2,087	1,713	3,800	3,531	2,936	6,467
Borrowings	1,800	1,044	2,844	2,935	1,905	4,840
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	122	-	122	249	-	249
Total interest bearing liabilities	4,884	2,517	7,401	8,531	4,508	13,039

Net interest income	$ (3,554)	$ 38	$ (3,516)	$ (5,877)	$ 677	$ (5,200)

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General. Net income for the three months ended June 30, 2006 was $6.8 million, or $0.15 per diluted share, compared with $6.9 million, or $0.14 per diluted share for the same period in 2005. Return on assets was 0.71% and 0.76% for the three months ended June 30, 2006 and 2005, respectively. Return on equity and return on tangible equity were 5.40% and 11.15%, respectively, for the three months ended June 30, 2006, compared to 5.12% and 10.21%, respectively, for the same period in 2005.

Net Interest Income. Net interest income for the three months ended June 30, 2006 totaled $21.6 million, a decrease of $3.5 million or 14.0% from the $25.1 million for the same period in 2005. This decrease is due to a 57 basis point decrease in our net interest margin in the second quarter of 2006 compared with the year-ago period, partially offset by a $175.9 million increase in average interest earning assets. Highly competitive pricing of deposits in our markets has exacerbated the effect of the flattening of the yield curve over the past year, resulting in an increase in rates on short-term time accounts and certain money market accounts. These factors, in combination with a larger portion of our funding being in time accounts and borrowings (as discussed in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q), have resulted in a 79 basis point increase in our cost of funds. This exceeded the increase in our earning assets yield of 20 basis points. As a result, the net interest margin for the three months ended June 30, 2006 was 2.51%, down from 3.08% in the second quarter of 2005. The net interest margin was 2.72% in the first quarter of 2006.

It is probable that the trend we've experienced of higher deposit and borrowing rates and increasing reliance on time accounts and borrowings will continue in the current competitive and interest rate environments, which will put further pressure on our net interest margin. In addition, we expect continued upward repricing of existing time accounts and borrowings during the third quarter of 2006, as competition for deposits and higher short-term interest rates cause us to renew or replace these funds at higher rates. As of June 30, 2006, time accounts and borrowings which will reprice or mature during the third quarter of 2006 totaled $330.9 million and $125.0 million, respectively, and had weighted average rates of 4.04% and 4.57%, respectively.

We expect the factors driving the margin compression to continue, with a possible decrease of 15 to 20 basis points in our net interest margin in the third quarter of 2006, based upon our existing balance sheet and current interest rate and market conditions. See the Quantitative and Qualitative Disclosures About Market Risk section of this Form 10-Q for further analysis of our interest rate sensitivity.

Provision for (Recovery of) Loan Losses. We establish provisions for (recovery of) loan losses, which are charged or credited to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to adjust the allowance, when necessary.

We recorded a negative provision for loan losses of $2.6 million during the three months ended June 30, 2006 and no provision for loan losses in the year-ago quarter. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended June 30,
	2006	2005	$ Change	% Change
Service fees	$ 3,987	$ 4,066	$ (79)	(1.9%)
Trust and investment services	831	870	(39)	(4.5%)
Income from bank-owned life insurance	716	676	40	5.9%
Net (loss) gain on sale of securities available-for-sale	(2,790)	76	(2,866)	(3,771.1%)
Net gain on sale of loans	40	31	9	29.09%
Gain on extinguishment of debt	2,783	-	2,783	-
Other income	71	141	(70)	(49.6%)
Total non-interest income	$ 5,638	$ 5,860	$ (222)	(3.8%)

Non-interest income decreased $222,000 or 3.8% for the three months ended June 30, 2006 compared with the same period in 2005. Service fees decreased $79,000 or 1.9% primarily due to a decrease in returned item fees. Consumer awareness of the fees associated with returned checks has increased causing a change in check writing habits to minimize these fees. The level of returned item fees in future quarters will be dependent upon factors such as seasonal and economic conditions and consumer behavior, which are beyond the control of the Company. In addition, we recognized a net loss of $2.8 million on sales of available-for-sale securities during the three months ended June 30, 2006 compared to a net gain of $76,000 in the same period in 2005. We also recognized a gain on extinguishment of debt of $2.8 million due to the impact of purchase accounting adjustments relative to the FHLB advances that were called, as previously discussed in the Comparison of Financial Condition at June 30, 2006 and December 31, 2005 - Securities.

Our non-interest income amounted to 20.7% and 18.9% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended June 30, 2006 and 2005, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended June 30,
	2006	2005	$ Change	% Change
Salaries and employee benefits	$ 9,820	$ 9,888	$ (68)	(0.7%)
Occupancy and equipment expense	2,046	2,011	35	1.7%
Marketing expense	812	677	135	19.9%
Professional services	832	1,078	(246)	(22.8%)
Technology expense	1,868	2,027	(159)	(7.8%)
Amortization of intangible assets	2,221	2,291	(70)	(3.1%)
Other expense	2,325	2,342	(17)	(0.7%)
Total non-interest expense	$ 19,924	$ 20,314	$ (390)	(1.9%)

Non-interest expenses were $19.9 million and $20.3 million for the three months ended June 30, 2006, and 2005, respectively, a decrease of $390,000 or 1.9%. The decrease in non-interest expense resulted primarily from lower professional services and technology expense. Professional services expense decreased due to processing system enhancements incurred last year, but not present in the current year. Also, legal fees were lower due to expenses incurred last year from collection activities related to troubled loans acquired from BSB. In addition, technology expense decreased due to some hardware and software becoming fully depreciated.

Non-interest expenses, as a percent of average total assets decreased to 2.08% (annualized) for the second quarter of 2006, compared to 2.22% (annualized) for the second quarter of 2005.

Income Tax Expense. Income tax expense was $3.1 million on income before taxes of $9.9 million for the three months ended June 30, 2006, resulting in an effective tax rate of 31.8% compared to income tax expense of $3.7 million on income before taxes of $10.6 million for the same period in 2005, resulting in an effective tax rate of 34.7%. The effective rate for the second quarter of 2006 was significantly impacted by an increased dividends received deduction from the Company's wholly-owned real estate investment trust subsidiary ("REIT"). The rate was also impacted by the elimination of New York State expense attributable to the bad debt recapture that impacted the 2005 effective tax rate.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General. Net income for the six months ended June 30, 2006 was $12.3 million, or $0.27 per diluted share, compared with $13.1 million, or $0.27 per diluted share for the same period in 2005. Return on assets was 0.65% and 0.72% for the six months ended June 30, 2006 and 2005, respectively. Return on equity and return on tangible equity were 4.83% and 9.79%, respectively, for the six months ended June 30, 2006, compared to 4.86% and 9.70%, respectively, for the same period in 2005.

Net Interest Income. Net interest income for the six months ended June 30, 2006 totaled $44.5 million, a decrease of $5.2 million or 10.5% from the $49.7 million for the same period in 2005. This decrease is due to a 47 basis point decrease in our net interest margin during the six months ended June 30, 2006 compared with the year-ago period, partially offset by a $185.3 million increase in average interest earning assets. The decrease in net interest income is due to competitive pressure on deposit pricing, the flattening of the yield curve and the shift in our funding to higher cost sources. See additional discussion in the section of this Form 10-Q titled Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005. Net interest margin for the six months ended June 30, 2006 was 2.62%, down from 3.09% for the six months ended June 30, 2005.

Provision for (Recovery of) Loan Losses. We establish provisions for (recovery of) loan losses, which are charged or credited to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to adjust the allowance, when necessary.

We recorded a negative provision for loan losses of $2.6 million during the six months ended June 30, 2006 and no provision for loan losses during the six months ended June 30, 2005. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Six months ended June 30,
	2006	2005	$ Change	% Change
Service fees	$ 7,599	$ 7,815	$ (216)	(2.8%)
Trust and investment services	1,632	1,656	(24)	(1.4%)
Income from bank-owned life insurance	1,373	1,337	36	2.7%
Net (loss) gain on sale of securities available-for-sale	(2,790)	76	(2,866)	(3,771.1%)
Net gain on sale of loans	60	89	(29)	32.6%
Gain on extinguishment of debt	2,783	-	2,783	-
Other income	229	347	(118)	(34.0%)
Total non-interest income	$ 10,886	$ 11,320	$ (434)	(3.8%)

Non-interest income decreased $434,000 or 3.8% for the six months ended June 30, 2006 compared with the same period in 2005. Service fees decreased $216,000 or 2.8% primarily due to a decrease in returned item fees as discussed in the section of this Form 10-Q titled Comparison of Operating results for the Three Months Ended June 30, 2006 and 2005 - Non-Interest Income section. In addition, lower commercial service fees correspond with the decrease in commercial loans during the past year. The changes in net (loss) gain on sale of securities available-for-sale and gain on extinguishment of debt are due to reasons discussed in the section of this Form 10-Q titled Comparison of Operating results for the Three Months Ended June 30, 2006 and 2005 - Non-Interest Income section.

Our non-interest income amounted to 19.7% and 18.6% of total revenues (which is comprised of total net interest income and non-interest income), for the six months ended June 30, 2006 and 2005, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Six months ended June 30,
	2006	2005	$ Change	% Change
Salaries and employee benefits	$ 20,339	$ 19,912	$ 427	2.1%
Occupancy and equipment expense	4,179	4,031	148	3.7%
Marketing expense	1,613	1,538	75	4.9%
Professional services	1,594	1,881	(287)	(15.3%)
Technology expense	3,885	3,976	(91)	(2.3%)
Amortization of intangible assets	4,075	4,581	(506)	(11.0%)
Other expense	4,435	4,904	(469)	(9.6%)
Total non-interest expense	$ 40,120	$ 40,823	$ (703)	(1.7%)

Non-interest expenses were $40.1 million and $40.8 million for the six months ended June 30, 2006, and 2005, respectively, decreasing $703,000 or 1.7%. The decrease in non-interest expense resulted primarily from lower amortization of intangible assets, due to the use of an accelerated amortization schedule for certain intangible assets that arose from the BSB acquisition, and as a result of our on-going cost control efforts. The decrease in other expenses was primarily due to annual updates to standard cost deferrals for loan originations in the second quarter of 2005 and due to a decrease in uncollected checks. Also, professional fees decreased as discussed in this Form 10-Q in the section titled Comparison of Operating results for the Three Months Ended June 30, 2006 and 2005 - Non-Interest Income section. These were offset by a $427,000 or 2.1% increase in salaries and benefits, due largely to amortization of restricted stock granted in the second quarter of 2005 and stock option expense. Partially offsetting this was a decrease in health insurance expense due to stop-loss reimbursement received of $488,000.

Non-interest expenses, as a percent of average total assets decreased to 2.11% (annualized) for the six months ended June 30, 2006, compared to 2.25% (annualized) for the six months ended June 30, 2005.

Income Tax Expense. Income tax expense was $5.5 million on income before taxes of $17.9 million for the six months ended June 30, 2006, resulting in an effective tax rate of 31.0% compared to income tax expense of $7.0 million on income before taxes of $20.2 million for the same period in 2005, resulting in an effective tax rate of 34.9%. The effective rate for the six months ended June 30, 2006 was significantly impacted by an increased dividends received deduction from the Company's wholly-owned real estate investment trust subsidiary ("REIT"). The rate was also impacted by the elimination of New York State expense attributable to the bad debt recapture that impacted the 2005 effective tax rate.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments on outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments on securities, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At June 30, 2006, the Bank had $300.0 million in available FHLB borrowing capacity. At June 30, 2006, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $279.7 million. Certificates of deposit which are scheduled to mature within one year totaled $834.6 million and borrowings that are scheduled to mature within the same period amounted to $411.3 million, in each case excluding purchase accounting adjustments at June 30, 2006.

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

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders and to make interest payments on the junior subordinated obligations. At June 30, 2006, the total interest payments due in 2006 on the junior subordinated obligations amounts to approximately $3.6 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At June 30, 2006, the Company had $6.1 million of cash at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

On June 28, 2006 the Bank's board of directors approved a $23.0 million dividend to the Company, payable on July 31, 2006. As of June 30, 2006, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company.

On April 19, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 2.5 million shares (approximately 5%) of its outstanding common stock as part of the Company's capital management program. This authorization is in addition to the 5 million share repurchase program previously authorized by the Company's Board of Directors in July 2005. As of June 30, 2006, the Company had completed its first share repurchase program at a total cost of $59.0 million. During the three months ended June 30, 2006, the Company purchased 1,438,323 shares under the second authorization at a total cost of $16.5 million. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase programs are authorized for up to one year, and there can be no assurance that the Company will repurchase all shares authorized under the second program. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company.

At June 30, 2006, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at June 30, 2006 were $289.3 million and $286.7 million, respectively, or 8.1% and 8.1% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $177.8 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At June 30, 2006, the Bank's total risk-based capital ratio was 14.1%.

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

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.

FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The new guidance will be effective for us on January 1, 2007. The Company is in the process of assessing this new standard's impact to the financial statements. We expect the transition effects to be minimal and may consist of reclassification of certain income tax-related liabilities in our balance sheet and an immaterial adjustment (if any) to the balance of retained earnings.

Prior periods will not be restated as a result of this required accounting change.

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

The following sets forth the result of our net interest income simulation model as of June 30, 2006 and December 31, 2005.
Change in Interest	June 30, 2006			December 31, 2005
In Basis Points	Annual Net Interest Income
(Rate Ramp)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	86,201	2,333	2.78%	97,300	441	0.46%
Flat	83,868	-	-	96,859	-	-
+100	82,578	(1,290)	(1.54%)	96,231	(628)	(0.65%)
+200	81,299	(2,569)	(3.06%)	95,268	(1,591)	(1.64%)
+300	79,577	(4,291)	(5.12%)	94,494	(2,356)	(2.44%)

The decrease in net interest income of $13.0 million in the flat rate scenario as of June 30, 2006 compared to December 31, 2005, reflects the projected full year effect of the net interest margin compression we experienced during the six months ended June 30, 2006, as more fully discussed in the Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005 section of this Form 10-Q. In the event of a gradual 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a further 3.1%, or $2.6 million decrease in net interest income as of June 30, 2006, compared with a decrease of 1.6%, or $1.6 million at December 31, 2005. In the event of a gradual 100 basis point decrease in interest rates, we estimate that we would experience a 2.8%, or $2.3 million increase in net interest income as of June 30, 2006, compared with an increase of 0.5%, or $441,000 at December 31, 2005. We did not simulate a negative 200 basis point rate shock at June 30, 2006 because this scenario was considered unlikely given the apparent strength of the national economy and relatively low level of longer-term market interest rates at that time. As discussed in the Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005 - Net Interest Income section of this Form 10-Q, we expect to continue to experience net interest margin compression in the third quarter of 2006 of as much as 15 to 20 basis points based on our existing balance sheet and current interest rate and market conditions. This would result in an estimated reduction in net interest income of $1.3 million to $1.7 million in the third quarter, absent any substantive changes in our assets or liabilities. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

  Not applicable.

  The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2006:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	869,599	$ 11.69	827,379	3,084,525
May 1 - May 31	1,722,848	11.60	1,722,848	1,361,677
June 1 - June 30	300,000	11.28	300,000	1,061,677
TOTAL	2,892,447	$ 11.59	2,850,227

  The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or tax liability, as is permitted under Partners Trust's stock option plans.

  In July 2005, Partners Trust announced a program to purchase up to 5 million of its common shares. As of June 30, 2006 all shares authorized under this program have been purchased. In April 2006, Partners Trust announced a program to purchase up to an additional 2.5 million of its common shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 26, 2006 (the "Meeting").

At the Meeting, William C. Craine, Gordon M. Hayes, Jr., and Dr. Marybeth K. McCall; each were re-elected to the Board and the proposal to ratify the appointment by the Board of Directors of KPMG LLP as independent registered public accounting firm for Partners Trust for the year ending December 31, 2006 was approved. The other continuing directors are: Robert W. Allen, Elizabeth B. Dugan, Richard R. Griffith, Nicholas O. Matt, David A. Niermeyer, Dwight E. Vicks, Jr., John R. Zapisek and John A. Zawadzki. The votes cast for and withheld for the Board nominees, and for and against the proposal, and the number of abstentions and broker non-votes with respect to each were as follows:

	Votes For	Votes Withheld
Election of Directors:
William C. Craine	43,282,873	880,768
Gordon M. Hayes, Jr.	43,530,572	633,069
Dr. Marybeth K. McCall	42,739,509	1,424,132

	Votes For	Votes Against	Abstentions and Broker Non-votes
Proposal:
Ratification of KPMG LLP	43,815,697	240,410	107,534

ITEM 6. EXHIBITS

Exhibits

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated July 31, 2006

John A. Zawadzki
President and Chief Executive Officer

By: /s/ Amie Estrella Dated July 31, 2006

Amie Estrella
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

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