Form 10-Q
period 2006-09-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2006-11-03
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2006

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

YES _____ NO X

As of October 16, 2006, there were issued and outstanding 44,207,996 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2006	2005
Assets	(In thousands, except share data)
Cash and due from banks	$ 57,676	$ 58,137
Federal funds sold	-	-
Total cash and cash equivalents	57,676	58,137
Securities available-for-sale, at fair value	996,077	1,118,136
Securities held-to-maturity (fair value of $715 at September 30, 2006 and $794 at December 31, 2005)	713	792
Federal Home Loan Bank of New York ("FHLB") stock	42,880	40,252
Loans held for sale	1,724	1,518
Loans receivable	2,311,803	2,194,035
Less: Allowance for loan losses	(35,511)	(36,451)
Net loans receivable	2,276,292	2,157,584
Premises and equipment, net	24,544	26,263
Accrued interest receivable	16,107	15,131
Bank-owned life insurance	72,829	70,733
Other real estate owned and repossessed assets	767	216
Goodwill	241,518	242,258
Other intangible assets, net	14,459	20,343
Other assets	25,080	27,580
Total Assets	$ 3,770,666	$ 3,778,943

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 236,051	$ 237,604
Interest bearing	2,065,736	2,086,956
Total deposits	2,301,787	2,324,560
Borrowings	888,127	834,138
Mortgagors' escrow funds	10,438	19,819
Other liabilities	34,564	29,301
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,278,118	3,251,020

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and 50,967,670 shares issued at September 30, 2006 and 50,454,791 shares issued at December 31, 2005	5	5
Additional paid-in capital	440,789	440,270
Retained earnings	148,402	139,107
Accumulated other comprehensive loss	(8,046)	(10,159)
Treasury stock (6,676,268 shares at September 30, 2006 and 1,889,051 shares at December 31, 2005)	(77,287)	(22,196)
Unallocated ESOP shares (1,387,215 shares at September 30, 2006 and 1,550,875 shares at December 31, 2005)	(11,315)	(12,591)
Unearned restricted stock awards	-	(6,513)
Total shareholders' equity	492,548	527,923
Total Liabilities and Shareholders' Equity	$ 3,770,666	$ 3,778,943

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$ 32,949	$ 29,396	$ 95,634	$ 86,208
Federal funds sold and interest bearing deposits	76	8	147	339
Securities	12,764	13,920	40,048	38,978
Total interest income	45,789	43,324	135,829	125,525

Interest expense:
Deposits:
Savings accounts	209	243	638	729
Money market accounts	2,244	1,877	7,264	5,414
Time accounts	12,266	7,778	33,765	22,810
NOW accounts	173	117	457	344
	14,892	10,015	42,124	29,297
Borrowings:
Repurchase agreements	169	105	365	261
FHLB advances	9,618	7,050	25,919	18,550
Mortgagors' escrow funds	94	91	210	208
	9,881	7,246	26,494	19,019
Junior subordinated obligations	904	783	2,615	2,245
Total interest expense	25,677	18,044	71,233	50,561
Net interest income	20,112	25,280	64,596	74,964
Provision for (recovery of) loan losses	(1,513)	(9,006)	(4,140)	(9,006)
Net interest income after provision for (recovery of) loan losses	21,625	34,286	68,736	83,970

Non-interest income:
Service fees	3,887	3,936	11,486	11,751
Trust and investment services	896	763	2,528	2,419
Income from bank-owned life insurance	723	667	2,096	2,004
Net gain (loss) on sale of securities available-for-sale	943	82	(1,847)	158
Net gain on sale of loans	66	62	126	151
Gain on extinguishment of debt	-	-	2,783	-
Other income	72	347	301	694
Total non-interest income	6,587	5,857	17,473	17,177

Non-interest expense:
Salaries and employee benefits	9,981	9,985	30,320	29,897
Occupancy and equipment expense	1,930	1,986	6,109	6,017
Marketing expense	563	741	2,176	2,279
Professional services	967	721	2,561	2,602
Technology expense	1,847	1,899	5,732	5,875
Amortization of intangible assets	1,732	1,890	5,807	6,471
Other expense	2,011	2,235	6,446	7,138
Total non-interest expense	19,031	19,457	59,151	60,279
Income before income tax expense	9,181	20,686	27,058	40,868
Income tax expense	2,917	7,560	8,464	14,605
Net income	$ 6,264	$ 13,126	$ 18,594	$ 26,263

Basic earnings per share	$ 0.15	$ 0.27	$ 0.42	$ 0.55
Diluted earnings per share	$ 0.15	$ 0.27	$ 0.42	$ 0.54

Basic weighted average shares outstanding	42,555,040	47,788,582	44,115,547	47,805,067
Diluted weighted average shares outstanding	43,169,044	48,880,235	44,705,007	48,703,230

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Issued &				Accumulated			Unearned
	Outstanding		Additional		Other		Unallocated	Restricted
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
		(In thousands, except share data)

Balance at December 31, 2004	49,662,013	$ 5	$ 435,604	$ 120,597	$ 394	$ (593)	$ (14,293)	$ (2,065)	$ 539,649
Net income	-	-	-	26,263	-	-	-	-	26,263
Other comprehensive income (loss), net of tax	-	-	-	-	(2,592)	-	-	-	(2,592)
Cash dividends ($0.21 per share)	-	-	-	(10,158)	-	-	-	-	(10,158)
ESOP shares committed to be released for
allocation (163,660 shares)	-	-	509	-	-	-	1,277	-	1,786
Stock awarded under the Management
Recognition Plan	594,997	-	(259)	(859)	-	7,056	-	(5,938)	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	-	1,017	1,017
Tax effect of restricted stock vesting	-	-	(18)	-	-	-	-	-	(18)
Purchase of treasury stock	(843,563)	-	-	-	-	(10,022)	-	-	(10,022)
Stock options exercised	582,114	-	4,498	-	-	-	-	-	4,498
Tax benefit of stock options exercised	-	-	669	-	-	-	-	-	669
Balance at September 30, 2005	49,995,561	$ 5	$ 441,003	$ 135,843	$ (2,198)	$ (3,559)	$ (13,016)	$ (6,986)	$ 551,092

Balance at December 31, 2005	48,565,740	$ 5	$ 440,270	$ 139,107	$ (10,159)	$ (22,196)	$ (12,591)	$ (6,513)	$ 527,923
Net income	-	-	-	18,594	-	-	-	-	18,594
Other comprehensive income (loss), net of tax	-	-	-	-	2,113	-	-	-	2,113
Cash dividends ($0.21 per share)	-	-	-	(9,299)	-	-	-	-	(9,299)
ESOP shares committed to be released for
allocation (163,660 shares)	-	-	588	-	-	-	1,276	-	1,864
Amortization of unearned restricted stock awards	-	-	1,421	-	-	-	-	-	1,421
Tax benefit of restricted stock vesting	-	-	61	-	-	-	-	-	61
Purchase of treasury stock	(4,787,217)	-	-	-	-	(55,091)	-	-	(55,091)
Stock options exercised	512,879	-	3,705	-	-	-	-	-	3,705
Excess tax benefit of stock options exercised	-	-	378	-	-	-	-	-	378
Amortization of unvested stock options	-	-	879	-	-	-	-	-	879
Reclassification of unearned restricted stock awards to APIC in accordance with SFAS No. 123R (863,249 shares)	-	-	(6,513)	-	-	-	-	6,513	-
Balance at September 30, 2006	44,291,402	$ 5	$ 440,789	$ 148,402	$ (8,046)	$ (77,287)	$ (11,315)	$ -	$ 492,548

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$ 32,807	$ 30,776

Investing activities:
Purchases of securities held-to-maturity	(8)	(104)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	87	503
Purchases of securities available-for-sale	(82,040)	(387,613)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	113,591	218,997
Proceeds from sales of securities available-for-sale	92,012	60,314
Purchases of FHLB stock	(32,290)	(1,711)
Redemptions of FHLB stock	29,662	-
Net loans made to customers	(116,049)	(55,980)
Purchases of premises and equipment	(925)	(1,748)
Proceeds from sale of premises and equipment	34	1,935
Proceeds from sales of other real estate owned	1,044	2,223
Net cash provided by (used in) investing activities	5,118	(163,184)

Financing activities:
Net (decrease) increase in deposits	(22,773)	109,504
Net decrease in mortgagors' escrow funds	(9,381)	(8,986)
Net increase in borrowings	53,989	24,131
Cash dividends	(9,299)	(10,158)
Purchase of treasury stock	(55,091)	(10,022)
Excess tax benefit from share-based payments	464	-
Proceeds from stock option exercises	3,705	4,498
Net cash (used in) provided by financing activities	(38,386)	108,967

Net decrease in cash and cash equivalents	(461)	(23,441)

Cash and cash equivalents at beginning of period	58,137	85,481

Cash and cash equivalents at end of period	$ 57,676	$ 62,040

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 68,413	$ 46,317
Income taxes	4,564	9,014

Non-cash investing activities:
Increase in liability for securities purchased not settled	(355)	-
Transfer of loans to other real estate owned	1,481	764
Transfer of premises to buildings held for sale	-	24

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$ 6,264	$ 13,126	$ 18,594	$ 26,263
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available-for-sale
(pre-tax, $15,903, $(6,043), $1,675 and $(7,488))	9,542	(3,626)	1,005	(4,493)
Reclassification adjustment for net (gain) loss on available-for-sale securities realized in net income (pre-tax amounts of $(943), $(82),
$1,847, and $(158))	(566)	(49)	1,108	(94)
Reversal of minimum pension liability (pre-tax amounts of $ - , $3,325, $ - and $3,325)	-	1,995	-	1,995
Total other comprehensive income (loss)	8,976	(1,680)	2,113	(2,592)
Comprehensive income	$ 15,240	$ 11,446	$ 20,707	$ 23,671

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Partners Trust Financial Group, Inc. (the "Company" or "Partners Trust"), its wholly owned subsidiary Partners Trust Bank (the "Bank") and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

2. Earnings Per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period excluding shares of unvested restricted stock. Diluted earnings per share are computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unearned restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding for either the basic or diluted earnings per share calculations.

The following summarizes the computation of earnings per share for the three months and nine months ended September 30, 2006 and 2005 (in thousands except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Income available to common shareholders	$ 6,264	$ 13,126	$ 18,594	$ 26,263
Weighted average basic shares outstanding	42,555	47,789	44,116	47,805
Basic earnings per share	$ 0.15	$ 0.27	$ 0.42	$ 0.55

Diluted earnings per share:
Income available to common shareholders	$ 6,264	$ 13,126	$ 18,594	$ 26,263
Weighted average basic shares outstanding	42,555	47,789	44,116	47,805
Effect of dilutive securities:
Stock options	538	862	490	736
Unearned restricted stock awards	76	229	99	162
Weighted average diluted shares outstanding	43,169	48,880	44,705	48,703
Diluted earnings per share	$ 0.15	$ 0.27	$ 0.42	$ 0.54

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

2. Earnings Per Share (continued)

The computation of the number of dilutive securities for the three months and nine months ended September 30, 2006 excludes 541,491 and 263,476 options ("anti-dilutive options") because the exercise prices of these options was greater than the average market price for the period. There were 114,237 and 593,402 anti-dilutive options for the three and nine months ended September 30, 2005.

3. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Pension Benefits		Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Interest cost	$ 557	$ 551	$ 1,671	$ 1,652
Expected return on plan assets	(957)	(783)	(2,871)	(2,349)
Amortization of unrecognized
actuarial loss	61	7	184	23
Net periodic benefit plan credit	$ (339)	$ (225)	$ (1,016)	$ (674)

	Postretirement Benefits		Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Service cost	$ 45	$ 48	$ 134	$ 144
Interest cost	126	131	378	393
Amortization of unrecognized
actuarial gain	(4)	(5)	(10)	(17)
Amortization of unrecognized
prior service cost	11	10	32	30
Net periodic benefit plan cost	$ 178	$ 184	$ 534	$ 550

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company estimates that no contributions will be made in 2006. The Company expects to contribute approximately $534,000 to the postretirement plan in 2006. During the nine months ended September 30, 2006 there were no contributions to the pension plan and $400,000 was contributed to the postretirement plan.

4. Share-Based Payment Arrangements

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

4. Share-Based Payment Arrangements (continued)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock option plan. As of January 1, 2006, the Company began expensing options based on their grant date fair value in accordance with SFAS No. 123R. Prior to January 1, 2006, the Company accounted for stock options granted under the LTECP in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense was recognized only if the exercise price of the option was less than the fair value of the underlying stock at the grant date. All options granted under the LTECP had exercise prices equal to the stock's fair market value at the time of grant.

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all new awards granted, awards modified after the date of adoption and unvested awards outstanding under previous grants as of January 1, 2006. The Company issued 10,000 and 27,000 new stock options and recognized compensation cost related to stock options of $290,000 and $879,000 for the three and nine months, ended September 30, 2006, respectively. The excess tax benefit recognized as a credit to additional paid-in capital for stock options exercised during the three and nine months ended September 30, 2006 was $10,000 and $378,000, respectively. The total remaining unrecognized compensation cost related to unvested stock options was $3.2 million at September 30, 2006, which has a weighted average remaining life of 3.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company's stock. Historical option exercise and employee termination activity is used to estimate the expected term of options granted and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table presents the weighted-average assumptions and resulting estimated weighted-average fair value for grants made during the nine months ended September 30, 2006 and September 30, 2005. There were 27,000 and 1,289,248 options granted during the nine months ended September 30, 2006 and 2005, respectively.

	2006	2005
Expected volatility	22.04%	23.65%
Expected dividend yield	2.52%	2.33%
Expected term (in years)	5	5
Risk-free interest rate	4.81%	3.92%
Weighted-average fair value	$ 2.40	$ 2.65

A summary of option activity under the Plan for the three months and nine months ended September 30, 2006 is presented below:

Share Options	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
	Three months ended September 30, 2006
Outstanding at beginning of the quarter	3,554,884	$ 8.81
Changes during the quarter:
Granted	10,000	10.90
Exercised	(11,000)	5.96
Forfeited	(1,116)	10.97
Outstanding at end of the quarter	3,552,768	$ 8.82	6.6
Exercisable at end of the quarter	1,868,038	$ 8.10	5.6
Expected to vest at end of the quarter	1,613,675	$ 9.62	7.8

The total intrinsic value of options exercised during the three months ended September 30, 2006 and September
30, 2005 was $54,000 and $204,000, respectively. The total intrinsic value of options expected to vest at September 30, 2006 is $2.3 million.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

4. Share-Based Payment Arrangements (continued)

Share Options	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
	Nine months ended September 30, 2006
Outstanding at beginning of the period	4,055,620	$ 8.61
Changes during the period:
Granted	27,000	11.26
Exercised	(512,879)	7.22
Forfeited	(16,973)	10.77
Outstanding at end of the period	3,552,768	$ 8.82	6.6
Exercisable at end of the period	1,868,038	$ 8.10	5.6
Expected to vest at end of the period	1,613,675	$ 9.62	7.8

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September
30, 2005 was $2.3 million and $1.5 million, respectively. The total intrinsic value of options expected to vest at September 30, 2006 is $2.3 million.

Restricted Stock Plan

Under the restricted stock plan, 1,094,064 shares of authorized but unissued shares were reserved for issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $474,000 for the three months ended September 30, 2006 and 2005. Compensation expense was $1.4 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. The remaining unearned compensation cost is $5.1 million as of September 30, 2006. On grant date, shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No. 123R the balance of unearned compensation as of December 31, 2005 was transferred to additional paid-in capital.

Effective January 1, 2006, restricted stock awards granted under the LTEC Plan are also accounted for in accordance with SFAS No. 123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards. A summary of restricted stock award activity under the plan for the three and nine months ended September 30, 2006 is presented below:

Share Options - MRPs	Number	Weighted- Average Grant Date Fair Value
	Three months ended September 30, 2006
Outstanding at beginning of quarter	739,574	$ 9.11
Changes during the quarter:
Granted	-
Vested	-
Forfeited	-
Outstanding at end of the quarter	739,574	$ 9.11

No restricted stock vested during the three months ended at September 30, 2006 and September 30, 2005.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

4. Share-Based Payment Arrangements (continued)

Share Options - MRPs	Number	Weighted- Average Grant Date Fair Value
	Nine months ended September 30, 2006
Outstanding at beginning of the period	863,249	$ 9.29
Changes during the period:
Granted	-
Vested	(123,675)	$ 10.38
Forfeited	-
Outstanding at the end of the period	739,574	$ 9.11

The total value of restricted stock vested during the nine months ended September 30, 2006 and September 30, 2005 was $1.4 million and $51,000, respectively.

Pro forma disclosures for the three months and nine months ended September 30, 2005, utilizing the estimated fair value of the options and restricted stock granted, are as follows (dollars in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$ 13,126	$ 26,263
Add: Stock-based compensation expense related
to restricted stock awards included in reported
net income, net of related tax effects	285	611
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(499)	(1,109)
Pro forma net income	$ 12,912	$ 25,765
Basic earnings per share:
As reported	$ 0.27	$ 0.55
Pro forma	$ 0.27	$ 0.54
Diluted earnings per share:
As reported	$ 0.27	$ 0.54
Pro forma	$ 0.27	$ 0.53

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

The Company had approximately $4.8 million of standby letters of credit on September 30, 2006. The fair value of the Company's standby letters of credit at September 30, 2006 was insignificant.

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

General

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest earning assets, consisting primarily of our loans and securities, and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for (recoveries of) loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, amortization of intangible assets, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and the actions of regulatory authorities.

Recent Developments

On October 12, 2006 the Company announced that the Company and the Bank, a wholly owned subsidiary of the Company, entered into a Trust Company Agreement and Plan of Merger ("Merger Agreement") with Chemung Canal Trust Company ("Chemung") pursuant to which Chemung will acquire the Bank's trust business. Based on the assets held as of July 25, 2006, the aggregate merger consideration is approximately $5.2 million (exclusive of costs and expenses), and is subject to adjustment based on the fair market value of the assets at the time of the closing. Total trust assets at September 30, 2006 were $365.8 million. The transaction is subject to regulatory and New York State Supreme Court approval and is expected to close in the first quarter of 2007.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

General. Total assets were $3.77 billion at September 30, 2006, a decrease of $8.3 million from December 31, 2005. The decrease in total assets is primarily due to a $122.1 million decrease in securities available-for-sale partially offset by a $117.8 million increase in loans receivable.

Securities. Total securities decreased $122.1 million or 10.9% in the nine months ended September 30, 2006. The decrease is primarily due to the sale of $92.0 million of securities available-for-sale during the nine months ended September 30, 2006. In addition, the Company has slowed its reinvestment of cash flow from securities due to continued growth in loans receivable, unattractive market rates on securities and little interest rate spread over our funding costs.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,194,898	52.1%	$ 1,119,952	51.4%
Commercial real estate	310,176	13.5%	304,458	14.0%
Commercial and industrial (C&I)	161,752	7.0%	173,113	7.9%
Consumer, including home equity loans	628,416	27.4%	583,059	26.7%
Total loans receivable	2,295,242	100.0%	2,180,582	100.0%
Plus (less):
Net deferred loan costs	16,561		13,453
Allowance for loan losses	(35,511)		(36,451)
Net loans receivable	$ 2,276,292		$ 2,157,584

Loans receivable (including net deferred loan costs) increased $117.8 million in the nine months ended September 30, 2006, as increases in our consumer and residential portfolios offset a decline in the commercial (real estate and C&I) loan portfolio.

Residential mortgages increased $74.9 million or 6.7% due in large part to increased wholesale originations through local and regional mortgage bankers and brokers to supplement our retail originations. Approximately 54% of mortgages originated for our portfolio were fixed rate bi-weekly payment loans with terms up to 30 years, or monthly payment loans with terms of 15 years or less. The remaining 46% of our portfolio originations were primarily loans whose payments adjust after 5 or 10 years. Wholesale originations are underwritten to the same standards as our retail originations, and are secured by residences primarily in our retail market areas and in the nearby Rochester and Albany markets. We do not offer non-traditional mortgages, such as interest only or negative amortizing loans, due to the higher credit risk of these types of loans.

Consumer loans increased $45.4 million due primarily to growth in the Company's indirect auto lending business. Indirect auto loans totaled $399.4 million or 63.6% of the consumer loan portfolio at September 30, 2006, compared to $355.1 million or 60.9% at December 31, 2005. Indirect automobile lending is highly competitive, with a number of financial institutions offering financing plans to the dealers with which we do business. This competition, along with economic factors that impact consumer spending, may affect future rates of growth in this portfolio. However, we expect moderate growth in indirect auto loans to continue through the end of the year. Given the current inverted yield curve, we believe investing in shorter term assets such as high quality indirect auto loans is a strategy to minimize interest rate risk. We manage the credit risk of indirect auto lending by directly underwriting the applications from the dealers, with an emphasis on loans with credit scores above 700.

Commercial loans decreased $5.6 million due to the highly competitive environment we are in. Pricing and structuring of loan transactions in our markets is much more aggressive than prior years and is hindering our ability to significantly grow the portfolio. Prudently growing our commercial portfolio remains an important part of our business plan, and we will continue to focus on developing relationships that are consistent with our disciplined lending philosophy. However, we expect the competitive environment in which we operate will continue for the foreseeable future, which may impact our ability to meet our growth objectives.

Asset Quality. Non-performing loans totaled $4.8 million or 0.21% of loans at September 30, 2006, compared to $6.6 million or 0.30% of loans at December 31, 2005.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	September 30,	December 31,
	2006	2005
Non-accruing loans:
Residential real estate	$ 1,451	$ 1,701
Commercial real estate	1,184	3,775
Commercial and Industrial	1,549	523
Consumer (1)	353	406
Total non-accruing loans	4,537	6,405
Accruing loans delinquent 90 days or more	222	148
Total non-performing loans	4,759	6,553
Other real estate owned and repossessed assets	767	216
Total non-performing assets	$ 5,526	$ 6,769
Total non-performing loans to total loans	0.21%	0.30%
Total non-performing assets to total assets	0.15%	0.18%
Allowance for loan losses to non-performing loans	746.19%	556.25%
Allowance for loan losses to total loans (2)	1.55%	1.67%
_________________________________
(1) Includes home equity loans.
(2)	Total loans excludes loans held for sale and net deferred loan costs.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $18.0 million (78% commercial and industrial, 22% commercial real estate) that warrant increased attention at September 30, 2006, compared with $8.6 million at December 31, 2005. The increase in these loans was primarily due to one credit relationship. These loans are classified as substandard as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at September 30, 2006. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Total criticized and classified loans (which include non-performing loans and other loans classified special mention or worse) at September 30, 2006 were $53.8 million (2.3% of gross loans), compared to $54.0 (2.5% of gross loans) at December 31, 2005.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$ 36,303	$ 43,709	$ 36,451	$ 42,716
Charge-offs	(1,189)	(4,605)	(3,479)	(12,475)
Recoveries	1,910	7,044	6,679	15,907
Provision for (recovery of) loan losses	(1,513)	(9,006)	(4,140)	(9,006)
Allowance for loan losses at end of period	$ 35,511	$ 37,142	$ 35,511	$ 37,142
Net recoveries to average loans (annualized)	0.13%	0.46%	0.19%	0.22%

We continue to actively pursue collection of previously charged-off loans (including a substantial amount of loans charged-off by BSB Bancorp, Inc. ("BSB") prior to its acquisition by us in July 2004) resulting in net recoveries of $3.2 million during the nine months ended September 30, 2006, compared with $3.4 million during the nine months ended September 30, 2005 and $2.7 million for all of 2005. Due to the continued net recoveries as well as an improvement in asset quality ratios, we recorded a recovery of loan losses of $1.5 million during the three months ended September 30, 2006. During the three months ended September 30, 2005 we recorded a recovery of loan losses of $9.0 million as a result of net recoveries, improvement in asset quality and our continued evaluation of and familiarity with loans acquired from BSB.

Flooding occurred in parts of our market at the end of June 2006. The primary areas of our business impacted by the floods were the Southern Tier and Herkimer County. We examined our credit exposure in these areas extensively and have not discovered any significant losses. In addition, we have not had a significant increase in delinquent loans.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	September 30, 2006				December 31, 2005
	Amount				Amount
	Retail & Commercial	Municipal	Total	Percent	Retail & Commercial	Municipal	Total	Percent
Non-interest-bearing checking	$ 223,188	$ 12,863	$ 236,051	10.3%	$ 230,502	$ 7,102	$ 237,604	10.2%
Interest-bearing checking	219,416	22,104	241,520	10.5%	226,399	25,036	251,435	10.8%
Total checking	442,604	34,967	477,571	20.8%	456,901	32,138	489,039	21.0%
Savings	240,290	3,442	243,732	10.6%	267,898	3,526	271,424	11.7%
Money market	310,641	125,982	436,623	19.0%	343,085	181,880	524,965	22.6%
Time	938,241	205,620	1,143,861	49.6%	905,935	133,197	1,039,132	44.7%
Total deposits	$ 1,931,776	$ 370,011	$ 2,301,787	100.0%	$ 1,973,819	$ 350,741	$ 2,324,560	100.0%

Total deposits were $2.30 billion at September 30, 2006, a decrease of $22.8 million from December 31, 2005. Retail and commercial deposits decreased $42.0 million while municipal deposits experienced an increase of $19.2 million. The decrease in retail and commercial deposits was due to a $74.3 million decease in core deposits while time deposits increased $32.3 million. Core deposits reflected a seasonal decrease due to school tax payments as well as consumer preference for higher-yielding time deposits. Meanwhile, municipal deposits increased due to school districts depositing those tax payments with us. Our ability to further increase municipal deposits is currently hindered by availability of collateral as we allow our securities portfolio to runoff. See further discussion of deposit activity in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q.

Borrowings. Borrowings increased $54.0 million to $888.1 million at September 30, 2006 compared to $834.1 million at December 31, 2005. The additional borrowings were used to fund loan growth and treasury stock repurchases.

Shareholders' Equity. Shareholders' equity decreased $35.4 million from December 31, 2005 to $492.5 million at September 30, 2006. The decrease resulted from the payment of cash dividends of $9.3 million and the repurchase of 4,787,217 shares of our stock in open market transactions, resulting in a $55.1 million decrease in shareholders' equity. Net income and other comprehensive income were $18.6 million and $2.1 million, respectively during the nine months ended September 30, 2006. We recorded additions to equity of $4.1 million related to the exercise of stock options and $4.2 million related to the vesting of stock under the Company's ESOP, restricted stock and stock option plans.

On October 18, 2006 the Company's board of directors authorized the repurchase of up to 2.2 million shares (approximately 5%) of its outstanding common stock. This authorization is in addition to previously authorized share repurchase programs totaling 7.5 million shares. As of September 30, 2006, the Company had purchased 7,128,388 shares at a total cost of $82.8 million. During the three months ended September 30, 2006, the Company purchased 690,065 shares under the second repurchase program at an average cost of $10.68 per share.

Average Balance Sheet and Net Interest Income Analysis

The following tables set forth certain information for the three months and nine months ended September 30, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended September 30,
	2006			2005
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 6,700	$ 76	4.50%	$ 2,655	$ 8	1.20%
Securities (1)	1,081,297	12,764	4.68%	1,232,470	13,920	4.48%
Loans (2)	2,295,612	32,949	5.69%	2,110,370	29,396	5.53%
Total earning assets	3,383,609	45,789	5.37%	3,345,495	43,324	5.14%
Non-earning assets	391,750			404,220
Total assets	$ 3,775,359			$ 3,749,715

Interest bearing liabilities:
Savings deposits	$ 256,791	$ 209	0.32%	$ 292,511	$ 243	0.33%
Money market accounts	421,357	2,244	2.11%	497,623	1,877	1.50%
NOW accounts	236,860	173	0.29%	234,562	117	0.20%
Time accounts	1,162,151	12,266	4.19%	1,013,188	7,778	3.05%
Borrowings (3)	902,248	9,881	4.34%	849,446	7,246	3.38%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	904	8.30%	43,202	783	7.19%
Total interest bearing liabilities	3,022,609	25,677	3.37%	2,930,532	18,044	2.44%

Non-interest bearing deposits	235,526			238,673
Other non-interest bearing liabilities	25,472			31,372
Total liabilities	3,283,607			3,200,577
Shareholders' equity	491,752			549,138
Total liabilities and shareholders'
equity	$ 3,775,359			$ 3,749,715

Net interest income		$ 20,112			$ 25,280

Net interest rate spread			2.00%			2.70%

Net earning assets	$ 361,000			$ 414,963

Net interest margin			2.36%			3.00%

Ratio of earning assets to total
interest bearing liabilities	111.94%			114.16%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance includes net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

	For the Nine Months Ended September 30,
	2006			2005
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 4,814	$ 147	4.08%	$ 18,760	$ 339	2.42%
Securities (1)	1,152,182	40,048	4.65%	1,179,314	38,978	4.42%
Loans (2)	2,257,006	95,634	5.67%	2,080,299	86,208	5.54%
Total earning assets	3,414,002	135,829	5.32%	3,278,373	125,525	5.12%
Non-earning assets	396,073			409,911
Total assets	$ 3,810,075			$ 3,688,284

Interest bearing liabilities:
Savings deposits	$ 263,416	$ 638	0.32%	$ 296,867	$ 729	0.33%
Money market accounts	468,392	7,264	2.07%	522,030	5,414	1.39%
NOW accounts	239,753	457	0.25%	231,829	344	0.20%
Time accounts	1,153,101	33,765	3.91%	988,699	22,810	3.08%
Borrowings (3)	880,160	26,494	4.02%	787,732	19,019	3.23%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	2,615	8.09%	43,202	2,245	6.95%
Total interest bearing liabilities	3,048,024	71,233	3.12%	2,870,359	50,561	2.36%

Non-interest bearing deposits	227,813			236,191
Other non-interest bearing liabilities	27,412			36,339
Total liabilities	3,303,249			3,142,889
Shareholders' equity	506,826			545,395
Total liabilities and shareholders'
equity	$ 3,810,075			$ 3,688,284

Net interest income		$ 64,596			$ 74,964

Net interest rate spread			2.20%			2.76%

Net earning assets	$ 365,978			$ 408,014

Net interest margin			2.53%			3.06%

Ratio of earning assets to total
interest bearing liabilities	112.01%			114.21%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance includes net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

The Company's overall funding mix continued to shift towards higher cost time deposits and borrowings during the nine months ended September 30, 2006 compared to the year-ago period, as competitive pressures and higher yields on short-term time deposits resulted in a continuing movement of consumer deposits out of savings and money market accounts. We have also had an increase in municipal deposits, which generally are at a higher rate than retail deposits, but are generally less expensive than FHLB advances. Total average deposits increased $76.9 million or 3.4% during the nine months ended September 30, 2006 compared with the same period in 2005. Average savings deposits decreased $33.5 million or 11.3% during the nine months ended September 30, 2006 compared with the year-ago period and average money market accounts decreased $53.6 million or 10.3%. Average savings and money market accounts comprised 11.2% and 19.9% of total average deposits, respectively, for the nine months ended September 30, 2006, compared with 13.0% and 22.9%, respectively, for the nine months ended September 30, 2005. Average time deposits increased $164.4 million or 16.6% and comprised 49.0% of total average deposits for the nine months ended September 30, 2006, compared with 43.4% for the nine months ended September 30, 2005. In addition, municipal and brokered time accounts, which are generally more sensitive to changes in interest rates than retail time accounts, made up a larger portion of average time deposits during the nine months ended September 30, 2006, and were 38.3% of average time accounts, compared with 31.2% for the nine months ended September 30, 2005.

Average borrowings increased $92.4 million or 11.7% during the nine months ended September 30, 2006, compared with the year-ago period and were used to fund loan growth and treasury stock repurchases.

Along with the changes in our funding mix, higher short-term interest rates and the corresponding flattening to inversion of the Treasury yield curve, and highly competitive market conditions have resulted in the rates we pay for our funds to increase more than the rates at which we lend and invest, resulting in compression of our net interest margin. See the Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2006 and 2005 - Net Interest Income section of this Form 10-Q for further analysis of our net interest margin.

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
	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)			(In thousands)
Earning assets:
Federal funds sold and interest-bearing
Deposits	$ 44	$ 24	$ 68	$ 150	$ (342)	$ (192)
Securities	602	(1,758)	(1,156)	1,986	(916)	1,070
Loans	881	2,672	3,553	2,041	7,385	9,426
Total earning assets	1,527	938	2,465	4,177	6,127	10,304

Interest bearing liabilities:
Savings accounts	(6)	(28)	(34)	(19)	(72)	(91)
Money market accounts	685	(318)	367	2,451	(601)	1,850
NOW accounts	55	1	56	99	14	113
Time accounts	3,221	1,267	4,488	6,775	4,180	10,955
Borrowings	2,162	473	2,635	5,052	2,423	7,475
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	121	-	121	370	-	370
Total interest bearing liabilities	6,238	1,395	7,633	14,728	5,944	20,672

Net interest income	$(4,711)	$ (457)	$(5,168)	$(10,551)	$ 183	$(10,368)

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income for the three months ended September 30, 2006 was $6.3 million, or $0.15 per diluted share, compared with $13.1 million, or $0.27 per diluted share for the same period in 2005. Return on assets was 0.66% and 1.39% for the three months ended September 30, 2006 and 2005, respectively. Return on equity and return on tangible equity were 5.05% and 10.60%, respectively, for the three months ended September 30, 2006, compared to 9.48% and 18.54%, respectively, for the same period in 2005.

Net Interest Income. Net interest income for the three months ended September 30, 2006 totaled $20.1 million, a decrease of $5.2 million or 20.4% from the $25.3 million for the same period in 2005. This decrease is due to a 64 basis point decrease in our net interest margin in the third quarter of 2006 compared with the year-ago period, partially offset by a $38.1 million increase in average earning assets. Highly competitive pricing of deposits in our markets has exacerbated the effect of the flattening and inversion of the yield curve over the past year, resulting in an increase in rates on short-term time accounts and certain money market accounts. These factors, in combination with a larger portion of our funding being in time accounts and borrowings (as discussed in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q), have resulted in a 93 basis point increase in our cost of funds. This exceeded the increase in our earning assets yield of 23 basis points. As a result, the net interest margin for the three months ended September 30, 2006 was 2.36%, down from 3.00% in the third quarter of 2005.

It is probable that the trend we've experienced of higher deposit and borrowing rates and increasing reliance on time accounts and borrowings will continue in the current competitive and interest rate environments, which will put further pressure on our net interest margin. In addition, we expect continued upward repricing of existing time accounts and borrowings during the fourth quarter of 2006, as competition for deposits and higher short-term interest rates cause us to renew or replace these funds at higher rates. As of September 30, 2006, time accounts and borrowings which will reprice or mature during the fourth quarter of 2006 totaled $371.8 million and $115.0 million, respectively, and had weighted average rates of 4.34% and 3.57%, respectively.

We expect the factors driving the margin compression to continue, with a possible decrease of 15 to 20 basis points in our net interest margin in the fourth quarter of 2006, based upon our existing balance sheet and current interest rate and market conditions. See the Quantitative and Qualitative Disclosures About Market Risk section of this Form 10-Q for further analysis of our interest rate sensitivity.

Provision for (Recovery of) Loan Losses. We establish provisions for (recoveries of) loan losses, which are charged or credited to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for or recoveries of loan losses in order to adjust the allowance, when necessary.

We recorded a recovery of loan losses of $1.5 million during the three months ended September 30, 2006 compared to a recovery of $9.0 million in the year-ago quarter. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended September 30,
	2006	2005	$ Change	% Change
Service fees	$ 3,887	$ 3,936	$ (49)	(1.2%)
Trust and investment services	896	763	133	17.4%
Income from bank-owned life insurance	723	667	56	8.4%
Net gain on sale of securities available-for-sale	943	82	861	1,050.0%
Net gain on sale of loans	66	62	4	6.5%
Other income	72	347	(275)	(79.3%)
Total non-interest income	$ 6,587	$ 5,857	$ 730	12.5%

Non-interest income increased $730,000 or 12.5% for the three months ended September 30, 2006 compared with the same period in 2005. Trust and investment services fees increased $133,000 or 17.4% primarily due to an increase in the sale in investment products and the addition of two new estates added in trust services this quarter. Net gain (loss) on sale of securities available-for-sale increased $861,000 due to a $943,000 gain on sale of Fannie Mae preferred stock, which had a book value of $7.2 million. Other income decreased $275,000 or 79.3% due to gains on sale of land and buildings recorded in the third quarter of 2005.

Our non-interest income amounted to 24.7% and 18.8% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended September 30, 2006 and 2005, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended September 30,
	2006	2005	$ Change	% Change
Salaries and employee benefits	$ 9,981	$ 9,985	$ (4)	-
Occupancy and equipment expense	1,930	1,986	(56)	(2.8%)
Marketing expense	563	741	(178)	(24.0%)
Professional services	967	721	246	34.1%
Technology expense	1,847	1,899	(52)	(2.7%)
Amortization of intangible assets	1,732	1,890	(158)	(8.4%)
Other expense	2,011	2,235	(224)	(10.0%)
Total non-interest expense	$ 19,031	$ 19,457	$ (426)	(2.2%)

Non-interest expenses were $19.0 million and $19.5 million for the three months ended September 30, 2006, and 2005, respectively, a decrease of $426,000 or 2.2%. Marketing expense decreased $178,000 or 24.0% primarily due to increased level of marketing efforts in the third quarter of 2005, largely for home equity products. Professional services increased $246,000 or 34.1% primarily due to a higher level of consulting fees, which were partially offset by a recovery of legal fees of $250,000. Amortization of intangible assets decreased $158,000 or 8.4% due to a $395,000 decrease in amortization on the core deposit and trust intangible assets that arose from the BSB Bancorp, Inc. acquisition. This was offset by a $277,000 increase in our non-compete amortization expense. Other expense decreased $224,000 or 10.0% primarily due to an impairment loss incurred on property for $77,000 in the third quarter of 2005, and due to a number of smaller decreases in other expenses.

Non-interest expenses, as a percent of average total assets decreased to 2.0% (annualized) for the third quarter of 2006, compared to 2.1% (annualized) for the third quarter of 2005.

Income Tax Expense. Income tax expense was $2.9 million on income before taxes of $9.2 million for the three months ended September 30, 2006, resulting in an effective tax rate of 31.8% compared to income tax expense of $7.6 million on income before taxes of $20.7 million for the same period in 2005, resulting in an effective tax rate of 36.5%. The effective rate for the third quarter of 2006 was significantly impacted by an increased dividends received deduction from the Company's wholly-owned real estate investment trust subsidiary ("REIT"). The rate was also impacted by the elimination of New York State expense attributable to the bad debt recapture that impacted the 2005 effective tax rate.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General. Net income for the nine months ended September 30, 2006 was $18.6 million, or $0.42 per diluted share, compared with $26.3 million, or $0.54 per diluted share for the same period in 2005. Return on assets was 0.65% and 0.95% for the nine months ended September 30, 2006 and 2005, respectively. Return on equity and return on tangible equity were 4.91% and 10.05%, respectively, for the nine months ended September 30, 2006, compared to 6.44% and 12.80%, respectively, for the same period in 2005.

Net Interest Income. Net interest income for the nine months ended September 30, 2006 totaled $64.6 million, a decrease of $10.4 million or 13.8% from the $75.0 million for the same period in 2005. This decrease is due to a 53 basis point decrease in our net interest margin during the nine months ended September 30, 2006 compared with the year-ago period, partially offset by a $135.6 million increase in average earning assets. The decrease in net interest income is due to competitive pressure on deposit pricing, the flattening and inversion of the yield curve and the shift in our funding to higher cost sources. See additional discussion in the section of this Form 10-Q titled Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005. Net interest margin for the nine months ended September 30, 2006 was 2.53%, down from 3.06% for the nine months ended September 30, 2005.

Provision for (Recovery of) Loan Losses. We establish provisions for (recoveries of) loan losses, which are charged or credited to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to adjust the allowance, when necessary.

We recorded a recovery of loan losses of $4.1 million during the nine months ended September 30, 2006 compared to a recovery of $9.1 million during the nine months ended September 30, 2005. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Nine months ended September 30,
	2006	2005	$ Change	% Change
Service fees	$11,486	$ 11,751	$ (265)	(2.3%)
Trust and investment services	2,528	2,419	109	4.5%
Income from bank-owned life insurance	2,096	2,004	92	4.6%
Net (loss) gain on sale of securities available-for-sale	(1,847)	158	(2,005)	(1269.0%)
Net gain on sale of loans	126	151	(25)	(16.6%)
Gain on extinguishment of debt	2,783	-	2,783	N/A
Other income	301	694	(393)	(56.6%)
Total non-interest income	$17,473	$ 17,177	$ 296	1.7%

Non-interest income increased $296,000 or 1.7% for the nine months ended September 30, 2006 compared with the same period in 2005. Net gain (loss) on sale of securities available-for-sale includes a net loss of $2.8 million on sales of available-for-sale securities from the second quarter of 2006 and a $943,000 gain on sale of Fannie Mae preferred stock as previously discussed in this Form 10-Q in the section titled Comparison of Operating Results for the Three Months Ended September 30, 2006, Non-Interest Income. The gain on extinguishment of debt of $2.8 million was due to the impact of purchase accounting adjustments relative to the Federal Home Loan Bank advances that were called in the second quarter of 2006. In order to replace these borrowings, we would have had to pay rates in the range of 5.40% to 5.80%, which would have resulted in an approximate $1.2 million annual reduction in net interest income. Alternatively, we decided to sell $86.7 million of our securities in the second quarter of 2006 to help meet our liquidity needs. The securities sold had a weighted average yield of 4.31%. Other income decreased $393,000 or 56.6% primarily due to a number of small decreases in other income items as discussed in this Form 10-Q in the section titled Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005 - Non-Interest Income.

Our non-interest income amounted to 21.3% and 18.6% of total revenues (which is comprised of total net interest income and non-interest income), for the nine months ended September 30, 2006 and 2005, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Nine months ended September 30,
	2006	2005	$ Change	% Change
Salaries and employee benefits	$ 30,320	$ 29,897	$423	1.4%
Occupancy and equipment expense	6,109	6,017	92	1.5%
Marketing expense	2,176	2,279	(103)	(4.5%)
Professional services	2,561	2,602	(41)	(1.6%)
Technology expense	5,732	5,875	(143)	(2.4%)
Amortization of intangible assets	5,807	6,471	(664)	(10.3%)
Other expense	6,446	7,138	(692)	(9.7%)
Total non-interest expense	$ 59,151	$ 60,279	$ (1,128)	(1.9%)

Non-interest expenses were $59.2 million and $60.3 million for the nine months ended September 30, 2006, and 2005, respectively, decreasing $1,128,000 or 1.9%. Salaries and employee benefits increased $423,000 or 1.4% due largely to amortization of restricted stock granted in the second quarter of 2005 and stock option expense. Partially offsetting this was a decrease in health insurance expense due to stop-loss reimbursement received. Amortization of intangible assets decreased $664,000 or 10.3% as discussed in this Form 10-Q in the section titled Comparison of Operating Results for Three Months Ended September 30, 2006 and 2005 - Non-Interest Expense. Other expense decreased $692,000 or 9.7% primarily due to decreases in postage, uncollected checks, insurance and telephone due in large part to on-going cost control efforts.

Non-interest expenses, as a percent of average total assets decreased to 2.1% (annualized) for the nine months ended September 30, 2006, compared to 2.2% (annualized) for the nine months ended September 30, 2005.

Income Tax Expense. Income tax expense was $8.5 million on income before taxes of $27.1 million for the nine months ended September 30, 2006, resulting in an effective tax rate of 31.3% compared to income tax expense of $14.6 million on income before taxes of $40.9 million for the same period in 2005, resulting in an effective tax rate of 35.7%. The effective rate for the nine months ended September 30, 2006 was significantly impacted by an increased dividends received deduction from the Company's wholly-owned real estate investment trust subsidiary ("REIT"). The rate was also impacted by the elimination of New York State expense attributable to the bad debt recapture that impacted the 2005 effective tax rate.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments on outstanding borrowings and to pay operating expenses. It is the Bank's policy to maintain greater liquidity than required in order to be in a position to fund loan originations and investments. The Bank monitors its liquidity in accordance with guidelines established by its Board of Directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits, interest and principal payments and prepayments on securities, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for borrowings, advances from the FHLB of New York and reverse repurchase agreements. At September 30, 2006, the Bank had $300.0 million in available FHLB borrowing capacity. At September 30, 2006, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $271.0 million. Certificates of deposit which are scheduled to mature within one year totaled $831.4 million and borrowings that are scheduled to mature within the same period amounted to $360.4 million, in each case excluding purchase accounting adjustments at September 30, 2006.

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

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders, to make interest payments on the junior subordinated obligations and to repurchase the Company's stock. At September 30, 2006, the total interest payments due in 2006 on the junior subordinated obligations amounts to approximately $3.6 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At September 30, 2006, the Company had $16.9 million of cash at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

As of September 30, 2006, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company.

On October 18, 2006, the Company's board of directors authorized the repurchase of up to 2.2 million shares (approximately 5%) of its outstanding common stock as part of the Company's capital management program. This authorization is in addition to previously authorized share repurchase programs totaling 7.5 million shares. As of September 30, 2006, the Company had purchased 7,128,388 shares at a total cost of $82.8 million. During the three months ended September 30, 2006, the Company purchased 690,065 shares at a total cost of $7.4 million. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase programs are authorized for up to one year, and there can be no assurance that the Company will repurchase all shares authorized under the second program. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company.

At September 30, 2006, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at September 30, 2006 were $288.6 million and $273.5 million, respectively, or 8.2% and 7.8% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $176.3 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At September 30, 2006, the Bank's total risk-based capital ratio was 13.6%.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement defines fair value, establishes methods for measuring fair value and expands disclosures about fair value measurements. While this Statement does not require any new fair value measurements, it is intended to increase consistency and comparability in fair value measurements, and expand disclosures about fair value measurements among companies. This Statement is effective for us beginning January 1, 2008. The Company is currently evaluating the impact this will have on our current practice of measuring fair value and any additional disclosures required in our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement is an amendment of FASB Statements No. 87, 88, 106 and 132R. This Statement requires employers to recognize an asset for the overfunded status or a liability for the underfunded status of a defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. In addition, plans are to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of the plan is effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt the Statement and recognize the funded status of its pension and postretirement plans as of December 31, 2006. The Company currently has an asset for its defined benefit pension plan. Upon adoption of SFAS No. 158, this asset will be reduced by approximately $5.5 million with a corresponding reduction, net of tax, of accumulated other comprehensive income. The Company has an unfunded postretirement plan for which it has recognized a liability. SFAS No. 158 does not impact the accounting for this plan since the funded status is the same as the benefit obligation.

On September 13, 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements. This SAB is addressing diversity in practice in quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. The built up misstatements, while not considered material in the individual years in which the misstatement were built up, may be considered material in a subsequent year if a Company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. The Company is currently evaluating the impact this will have on its financial statements and will adopt SAB No. 108 in its annual report on From 10-K for the year ending December 31, 2006.

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

The following sets forth the result of our net interest income simulation model as of September 30, 2006 and December 31, 2005.
Change in Interest	September 30, 2006			December 31, 2005
In Basis Points	Annual Net Interest Income
(Rate Ramp)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-100	82,619	(159)	(0.19%)	97,300	441	0.46%
Flat	82,778	-	-	96,859	-	-
+100	81,445	(1,333)	(1.61%)	96,231	(628)	(0.65%)
+200	79,527	(3,251)	(3.93%)	95,268	(1,591)	(1.64%)
+300	77,880	(4,898)	(5.92%)	94,494	(2,356)	(2.44%)

The decrease in net interest income of $14.1 million in the flat rate scenario as of September 30, 2006 compared to December 31, 2005, reflects the projected full year effect of the net interest margin compression we experienced during the nine months ended September 30, 2006, as more fully discussed in the Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005 section of this Form 10-Q. In the event of a gradual 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a further 3.9%, or $3.3 million decrease in net interest income as of September 30, 2006, compared with a decrease of 1.6%, or $1.6 million at December 31, 2005. In the event of a gradual 100 basis point decrease in interest rates, we estimate that we would experience a 0.2%, or $159,000 decrease in net interest income as of September 30, 2006, compared with an increase of 0.5%, or $441,000 at December 31, 2005. As discussed in the Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005 - Net Interest Income section of this Form 10-Q, we expect to continue to experience net interest margin compression in the fourth quarter of 2006 of as much as 15 to 20 basis points based on our existing balance sheet and current interest rate and market conditions. This would result in an estimated reduction in net interest income of $1.3 million to $1.7 million in the fourth quarter, absent any substantive changes in our assets or liabilities. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

  Not applicable.

  The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2006:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
July 1 - July 31	119,130	$ 10.47	119,130	3,142,547
August 1 - August 31	381,148	10.71	381,148	2,761,399
September 1 - September 30	189,787	10.78	189,787	2,571,612
TOTAL	690,065	$ 10.68	690,065

  The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or tax liability, as is permitted under Partners Trust's stock option plans.

  In July 2005, Partners Trust announced a program to purchase up to 5 million of its common shares. As of September 30, 2006 all shares authorized under this program have been purchased. In April 2006, Partners Trust announced a program to purchase up to an additional 2.5 million of its common shares. In October 2006, Partners Trust announced a program to purchase up to an additional 2.2 million of its common shares.

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated November 3, 2006

John A. Zawadzki
President and Chief Executive Officer

By: /s/ Amie Estrella Dated November 3, 2006

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