Form 10-K
period 2006-12-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2007-03-14
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006

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

YES NO X

The aggregate market value of Registrant's Common Stock held by non-affiliates as of June 30, 2006 was $475.1 million. As of February 27, 2007, there were 43,883,853 shares of the Registrant's Common Stock issued and outstanding. The Registrant's common stock is traded on the Nasdaq National Market under the symbol "PRTR".

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 25, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.
TABLE OF CONTENTS

Part I.
	Item 1.	Business	1
	Item 1A.	Risk Factors	21
	Item 1B.	Unresolved Staff Comments	23
	Item 2.	Properties	24
	Item 3.	Legal Proceedings	25
	Item 4.	Submission of Matters to a Vote of Security Holders	25

Part II.
	Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters
		and Issuer Purchases of Equity Securities	25
	Item 6.	Selected Financial Data	27
	Item 7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	31
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
	Item 8.	Financial Statements and Supplementary Data	42

		Consolidated Balance Sheets
		Consolidated Statements of Income
		Consolidated Statements of Changes in Shareholders' Equity
		Consolidated Statements of Cash Flows
		Consolidated Statements of Comprehensive Income
		Notes to Consolidated Financial Statements

	Item 9.	Changes In and Disagreements with Accountants on Accounting and
		Financial Disclosure	82
	Item 9A.	Controls and Procedures	82
	Item 9B.	Other Information	84

Part III.
	Item 10.	Directors, Executive Officers and Corporate Governance	84
	Item 11.	Executive Compensation	84
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and
		Related Shareholder Matters	84
	Item 13.	Certain Relationships and Related Transactions and Director Independence	84
	Item 14.	Principal Accountant Fees and Services	84

Part IV.
	Item 15.	Exhibits and Financial Statement Schedules	85

	Signatures		87

	Exhibit Index		89

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

    statements regarding future net interest margin compression; and

    estimates of our risks and future costs and benefits.

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

The Company, headquartered in Utica, New York, is the holding company for the Bank, which was founded in 1839. The business of the Company is primarily conducted through the Bank. The Bank offers a wide variety of business and retail banking products as well as a full range of investment and municipal banking services through its 33 Central and Southern New York locations in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties. Customers' banking needs are serviced 24 hours a day through a network of ATMs, automated telephone banking, and internet banking at www.partnerstrust.com.

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
	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$ 1,191,229	51.82%	$ 1,119,952	51.36%	$1,081,256	51.81%	$ 481,929	59.85%	$ 434,312	53.95%
Commercial real estate	315,358	13.72%	304,458	13.96%	339,587	16.27%	139,555	17.33%	170,430	21.17%
Commercial and industrial	158,474	6.89%	173,113	7.94%	180,897	8.67%	58,936	7.32%	56,785	7.05%
Consumer (1)	633,912	27.57%	583,059	26.74%	485,057	23.25%	124,830	15.50%	143,471	17.83%

Total loans receivable	2,298,973	100.00%	2,180,582	100.0%	2,086,797	100.00%	805,250	100.00%	804,998	100.00%

Net deferred costs and (fees)	16,939		13,453		5,554		(446)		(442)
Allowance for loan losses	(34,824)		(36,451)		(42,716)		(8,608)		(10,989)
Net loans receivable	$ 2,281,088		$ 2,157,584		$2,049,635		$ 796,196		$ 793,567

(1)	Includes home equity loans.

The Company's loan portfolio increased $118.4 million or 5.4% to $2.30 billion at December 31, 2006, compared to $2.18 billion at December 31, 2005. 2006 was a challenging year for commercial lending as we faced intense competition not only in pricing, but in credit structure, which hindered our ability to grow the portfolio. As a result, our commercial portfolio (C&I and real estate) decreased $3.7 million, or 0.8% from December 31, 2005 to December 31, 2006. However, the decline in our commercial portfolio was more than offset by growth in our residential and consumer loan portfolios. Prudently growing our commercial portfolio remains an important part of our business plan, and we will continue to focus on developing relationships that are consistent with our disciplined lending philosophy. However, we expect the competitive environment in which we operate will continue for the foreseeable future, which may impact our ability to meet our growth objectives.

Residential mortgages increased $71.3 million, or 6.4% primarily due to our ongoing commitment to what has traditionally been our largest business line. Approximately 52.3% of 2006 originations were purchased from mortgage bankers and brokers.

Consumer loans increased $50.9 million or 8.7% to $633.9 million at December 31, 2006, compared to $583.1 million at December 31, 2005. Our efforts in 2005 to develop relationships with reputable, established automobile dealers in our markets sustained our ability to continue to grow our indirect auto portfolio in 2006. Indirect auto loans comprised $409.8 million or 64.6% of the consumer loan portfolio at December 31, 2006, compared with $355.1 million or 60.9% at December 31, 2005. Indirect automobile lending is highly competitive, with a number of financial institutions offering financing plans to the dealers with which we do business. This competition, along with economic factors which impact consumer spending, may affect future rates of growth in this portfolio. We manage the credit risk of indirect auto lending by directly underwriting the applications from the dealers, with an emphasis on loans with credit scores above 700.

Residential Mortgage Lending. We originate mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2006, residential mortgage loans totaled $1.19 billion, or 51.8% of our total loan portfolio. The primary focus of our originators is to maintain and expand relationships with realtors and other key contacts in order to bring new mortgages to the Bank. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders. To supplement our retail originations based on our portfolio needs, we also purchase loans from local and regional mortgage bankers and brokers. These purchased loans are originated primarily in our retail market areas and in the nearby Rochester and Albany markets, and are underwritten to the same standards as our own originations.

Our mortgage loans generally have terms from 15 to 30 years, with principal and interest due each month. We offer a variety of terms and conditions to our mortgage customers which meet virtually any financing need. As of December 31, 2006, we offered the following residential mortgage loan products:

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance real property, which generally consists of developed real estate. We have a diversified portfolio comprised of loans secured by apartment buildings, professional offices, retail establishments, and other properties. No group of loans secured by any one property type constitutes greater than 25% of the commercial real estate portfolio. At December 31, 2006, our commercial real estate loan portfolio totaled $315.4 million, or 13.7% of total loans. Most of the commercial real estate portfolio consists of loans secured by properties in an area of New York State bounded by Syracuse in the west, Albany in the east and Binghamton in the south. To a lesser extent, commercial real estate loans are secured by properties located outside of that area but primarily in New York State. In underwriting commercial real estate loans, consideration is given to the property's historic and projected cash flow, current and projected occupancy, location and physical condition. Presently, we lend up to a maximum loan to value ratio of 75%, except for apartment buildings, for which we commonly lend up to 80%. We generally require minimum debt coverage ratios.

Commercial real estate lending involves additional risks compared to one-to-four family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk. See Loans to One Borrower section of this Form 10-K.

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

Commercial and Industrial Loans. In addition to commercial real estate loans, we also engage in commercial and industrial (C&I) lending, including business installment loans, lines of credit and other commercial loans. We focus on making C&I loans to small and medium sized businesses in a wide variety of industries located primarily in our markets. At December 31, 2006, our C&I loan portfolio totaled $158.5 million, or 6.9% of total loans.

The following information as of December 31, 2006 sets forth the five largest C&I loan concentrations by industry (in thousands):
	Amount	Percent of Portfolio
Manufacturing	$ 27,293	17.2%
Real estate	24,918	15.7%
Wholesale trade	23,370	14.8%
Retail trade	16,205	10.2%
Finance and insurance	9,960	6.3%

Unless secured by a mortgage on commercial real estate, our C&I loans generally are limited to terms of seven years or less and have fixed interest rates or variable interest rates tied to the FHLB, LIBOR, or the Bank's prime rate. Whenever possible, we collateralize these loans with a lien on business assets and equipment and obtain the personal guarantees from principals of the borrower.

C&I loans generally involve a higher degree of risk than commercial and residential mortgage loans. Such loans typically have relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. In addition, C&I loans are in some cases unsecured, and if secured, the collateral may be subject to market obsolescence. Such risks can be significantly affected by economic conditions. In addition, C&I lending generally requires substantially greater oversight efforts compared to commercial and residential real estate lending.

Consumer Loans. We offer a variety of consumer loans to meet customer demand. Examples of our consumer loans include:

    New and used automobile loans

    Fixed and variable-rate home equity loans

    Property improvement loans

    Secured and unsecured personal loans

    Personal lines of credit

At December 31, 2006, the consumer loan portfolio totaled $633.9 million, or 27.6% of total loans. Consumer loans generally are offered for terms of one to fifteen years depending on the collateral, and at fixed or variable rates of interest depending on the product.

Auto loans currently comprise the largest portion of the consumer loan portfolio at 66.0% at December 31, 2006 compared to 63.0% at December 31, 2005. For loans secured by new and used automobiles, the financial terms are determined by the age and condition of the vehicle, and the financial ability of the borrower to repay. We obtain a title lien on the vehicle and collision insurance policies are required on these loans. While we lend directly to borrowers, the majority of our automobile loans are originated through auto dealerships in our market area. We independently underwrite loans received from the dealerships. Approximately 97.9% of the auto loan portfolio consisted of indirect loans. We do not offer dealer floor plan lines of credit due to the high inherent risk of this type of lending.

Home equity loans totaled $164.6 million, or 26.0% of consumer loans at December 31, 2006. These loans are typically secured by a second lien on the mortgaged property. We generally make home equity loans up to 90% loan to value (inclusive of the first lien loan). We offer both fixed and adjustable rates, as well as a variety of repayment terms.

Consumer loans tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

Loan Portfolio Contractual Maturities. The following table sets forth the scheduled contractual maturities of our loans at December 31, 2006. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed- and adjustable-interest rates.
Commercial
	Residential Real Estate	Commercial Real Estate	and Industrial	Consumer
	Loans	Loans	Loans	Loans	Total
Amounts due:	(in thousands)
Within one year	$ 71,899	$ 55,346	$ 104,718	$ 132,932	$ 364,895
After one year through five years	296,156	100,717	46,986	357,630	801,489
Beyond five years	823,174	159,295	6,770	143,350	1,132,589
Total	$ 1,191,229	$ 315,358	$ 158,474	$ 633,912	$ 2,298,973

Amounts due after one year:
Fixed	$ 854,922	$ 70,150	$ 33,463	$ 429,310	$ 1,387,845
Adjustable	$ 264,408	$ 189,862	$ 20,293	$ 71,670	$ 546,233

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

Commercial real estate and C&I loans (collectively "commercial loans") are underwritten by relationship managers and commercial credit analysts. Commercial banking regional managers may approve loans up to $1.0 million. Our senior lending officer and credit administrator may each approve loans up to $1.5 million. Our senior lending officer in conjunction with our credit administrator may approve loans up to $3.0 million. Our chief credit officer and chief executive officer may each approve loans up to $5.0 million. The chief credit officer in conjunction with the chief executive officer may approve loans up to $8.0 million. Loans above $8.0 million require the approval of our Executive Committee or the full board of directors.

Loans to One Borrower. Federal savings bank regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our policy provides for a loans to one borrower (or related borrowers) limit that is lower than that allowed by thrift regulations. Our policy states that loans to one borrower shall be limited to the lesser of (i) 1% of the Bank's total assets, (ii) 15% of the Bank's total equity, or (iii) $15.0 million. Exceptions to our policy are approved on a case-by-case basis.

The following table sets forth information regarding the Company's largest loan relationships at December 31, 2006 (in thousands):
Amount	Amount
Outstanding	Committed	Description of Relationship (1)

$ 13,771	$ 21,399

Six commercial mortgages on office buildings and apartments totaling $13.4 million; a $5.0 million line of credit secured by the general assets of the Company; and three unsecured working capital lines of credit totaling $3.0 guaranteed by individuals of significant liquidity and net worth.

13,357	13,357	A $6.3 million construction/permanent mortgage on a retail store and two commercial mortgages on warehouse/distribution and retail properties totaling $7.1 million.

10,551	12,716	Three commercial mortgages on retail stores totaling $9.7 million and one line of credit totaling $3.0 million secured by equipment and receivables.

9,702	11,412

Four commercial lines of credit totaling $7.3 million and two commercial loans totaling $3.2 million all secured by inventory and receivables, and one commercial mortgage for $908,000 on a manufacturing facility.

10,516	11,292

One commercial mortgage totaling $10.1 million secured by non-profit healthcare facilities, six commercial lines of credit totaling $400,000 and two commercial loans for $757,000 all secured by inventory and equipment.

38,230	51,738	Aggregation of next five largest relationships, consisting of commercial real estate and commercial and industrial loans.

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

We generally stop accruing income on loans when interest or principal payments are 90 days in arrears or earlier if management deems appropriate. We designate loans on which we stop accruing income as non-accrual loans and we reverse outstanding interest that we previously recognized. We may recognize income in the period that we collect it, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

Loans that are delinquent three payments are included in the past due 60-89 days category. Loans that are delinquent four or more payments are included in the past due 90 days or more category. The following table sets forth certain information regarding delinquencies in our loan portfolio as of the dates indicated.
	December 31, 2006				December 31, 2005
	Past Due		Past Due		Past Due		Past Due
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal
	Number	Balance of	Number	Balance of	Number	Balance of	Number	Balance of
	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans
	(Dollars in thousands)

Residential real estate	18	$ 905	25	$ 1,198	10	$ 420	26	$ 1,163
Commercial real estate	-	-	2	368	3	924	1	30
Commercial and industrial	4	386	3	767	7	284	5	251
Consumer (1)	50	431	42	271	87	577	48	339
Total	72	$ 1,722	72	$ 2,604	107	$ 2,205	80	$ 1,783

Delinquent loans to total loans		0.07%		0.11%		0.10%		0.08%

(1) Includes home equity loans.

Total delinquent loans increased in 2006 due to higher delinquencies in residential real estate and commercial and industrial loans partially offset by lower delinquencies in commercial real estate and consumer loans.

The following table sets forth information regarding non-performing loans and assets as of the dates indicated.
	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accruing loans:
Residential real estate	$ 1,492	$ 1,701	$ 1,885	$ 1,007	$ 1,048
Commercial real estate	927	3,775	5,525	1,279	5,987
Commercial	1,157	523	3,178	931	3,302
Consumer (1)	294	406	642	545	185
Total non-accruing loans	3,870	6,405	11,230	3,762	10,522
Accruing loans delinquent 90 days or more	177	148	871	480	461
Total non-performing loans	4,047	6,553	12,101	4,242	10,983
Other real estate owned and repossessed assets	86	216	1,055	121	3,092
Total non-performing assets	$ 4,133	$ 6,769	$ 13,156	$ 4,363	$ 14,075

Troubled debt restructurings	$ 319	$ 335	$ 3,709	$ -	$ -
Non-performing loans to total loans	0.18%	0.30%	0.58%	0.53%	1.36%
Non-performing assets to total assets	0.11%	0.18%	0.36%	0.34%	1.06%
Allowance for loan losses to non-performing loans	860.49%	556.25%	353.00%	202.92%	100.05%
Allowance for loan losses to total loans (2)	1.51%	1.67%	2.05%	1.07%	1.37%
_________________________
(1) Includes home equity loans.
(2)	Total loans excludes loans held for sale, and net deferred loan costs..

Non-performing loans totaled $4.0 million, or 0.18% of loans at December 31, 2006 compared with $6.6 million, or 0.30% of loans at December 31, 2005. The decrease in non-performing loans occurred primarily in the commercial portfolio and reflects the continued success in reducing our exposure to problem loans acquired in our purchase of BSB Bancorp in 2004. Included in non-accruing loans at December 31, 2006 are loans totaling $1.4 million that are less than 60 days past due but which pose certain risk factors which we believe warrant placement of the loans on non-accruing status.

Non-performing loans at December 31, 2006 consist of a number of individual relationships, the largest being a commercial real estate loan in New York State in the amount of $577,000.

We review all non-accrual commercial real estate and C&I loans greater than $250,000 for impairment. These loans are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impairment review. We had $2.1 million, $4.3 million and $8.2 million of loans classified as impaired at December 31, 2006, 2005 and 2004, respectively.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $19.4 million in loans that warrant increased attention at December 31, 2006, compared with $8.6 million at December 31, 2005. The increase in these loans was primarily due to one credit relationship. These loans are performing and are classified as substandard or worse as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at December 31, 2006. None of these loans were considered impaired and as such, no specific impairment allowances were established for these loans.

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

The allowance for loan losses is an estimate of inherent losses in the loan portfolio. The amount of actual losses can vary significantly from the estimated amounts. In addition to individual loan analysis using Statement of Financial Accounting Standards ("SFAS") No. 114 criteria, a migration analysis is used for commercial loan pools. A loss rate for each of the risk-rating categories is determined over the period of the migration analysis. This typically involves calculating loss rates based on losses that eventually occur in the risk-rating components during the analysis period.

Management continually reviews the loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Various regulatory agencies, as an integral part of their review process, periodically review our loan portfolio and the related allowance for loan losses. These agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

At December 31, 2006 and 2005, our allowance for loan losses was $34.8 million and $36.5 million, respectively. The allowance coverage to total loans decreased to 1.51% at December 31, 2006, from 1.67% at December 31, 2005, primarily as a result of the $5.0 million recovery of loan losses recorded in 2006, partially offset by net recoveries of $3.3 million recorded during 2006. The lower allowance coverage ratio is considered appropriate given the improvement in asset quality during 2006, as reflected in the lower past due and non-performing loan ratios.

The following table sets forth the analysis of the activity in the allowance for loan losses for the years indicated.
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$ 36,451	$ 42,716	$ 8,608	$ 10,989	$ 7,934

Charge-offs:
Residential real estate	69	181	45	87	36
Commercial real estate	1,166	3,934	2,444	136	2,104
Commercial and industrial	1,050	8,148	9,506	2,362	651
Consumer (1)	2,497	3,323	2,495	1,466	306
Total charge-offs	4,782	15,586	14,490	4,051	3,097

Recoveries:
Residential real estate	3	74	16	31	9
Commercial real estate	1,916	1,638	234	104	43
Commercial and industrial	5,070	15,107	6,000	175	628
Consumer (1)	1,117	1,508	833	260	150
Total recoveries	8,106	18,327	7,083	570	830

Net recoveries (charge-offs)	3,324	2,741	(7,407)	(3,481)	(2,267)
(Recovery of) provision for loan losses	(4,951)	(9,006)	1,160	1,100	1,150
Allowance acquired from Herkimer Trust Corp.	-	-	-	-	4,172
Allowance acquired/recorded in
BSB Bancorp, Inc. acquisition	-	-	40,355	-	-
Balance at end of year	$ 34,824	$ 36,451	$ 42,716	$ 8,608	$ 10,989

Ratio of net recoveries (charge-offs) during the year to
average loans outstanding during the year	0.02%	0.13%	(0.52%)	(0.43%)	(0.37%)
Ratio of allowance for loan losses to
total loans (2)	1.51%	1.67%	2.05%	1.07%	1.37%

(1) Includes home equity loans.
(2) Total loans excludes loans held for sale.

Charge-offs decreased in 2006 compared with 2005, as 2005 reflected the continuing disposition of problem commercial loans acquired from BSB. Commercial loan charge-offs were 0.47% and 2.47% of average aggregate commercial loans in 2006 and 2005, respectively, and consumer loan charge-offs were 0.40% and 0.65% of average consumer loans in 2006 and 2005, respectively. The lower charge-off percentages reflect the general improvement in asset quality in 2006.

Recoveries in 2006, while not as high as 2005, were higher than we believe to be a normal level of recoveries due to our vigorous collection efforts that we applied to previously charged-off loans. Recoveries decreased steadily for the last three quarters of 2006 and we expect recoveries to return to a normal level in 2007. The resultant recoveries and continued improvement in asset quality, along with our continued evaluation of and familiarity with the loans acquired from BSB, partially offset by continued growth in the loan portfolio, resulted in a recovery of loan losses of $5.0 million in 2006 compared with a recovery of loan losses of $9.0 million for the year ended December 31, 2005.

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
	At December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category	Amount of Allowance	in Each Category
	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans	for Loan Losses	to Total Loans
	(Dollars in thousands)

Residential real estate	$ 5,598	51.82%	$ 4,686	51.36%	$ 3,429	51.81%	$ 1,319	59.85%	$ 1,088	53.95%
Commercial real estate
and commercial loans	25,261	20.61%	20,721	21.90%	31,371	24.94%	4,618	24.65%	9,396	28.22%
Consumer (1)	3,965	27.57%	4,576	26.74%	4,145	23.25%	2,671	15.50%	503	17.83%
Unallocated	-	-	6,468	-	3,771	-	-	-	2	-
Total	$ 34,824	100.00%	$ 36,451	100.00%	$ 42,716	100.00%	$ 8,608	100.00%	$ 10,989	100.00%

(1)		Includes home equity loans.

Commercial loans by their nature carry a higher credit risk than residential and consumer loans, and as a result a disproportionate amount of the allowance for loan losses is deemed necessary for this portfolio as shown in the table above. At December 31, 2005 we had an unallocated allowance of $6.5 million. At December 31, 2006, this allowance has been allocated to the commercial real estate and commercial loan portfolio. In previous years, the unallocated portion of the allowance related primarily to the remaining loans acquired from BSB, as they generally have poor credit structures and weak collateral positions. Since the loans are primarily commercial and commercial real estate loans, this portion of the allowance was allocated to the commercial real estate and commercial loan portfolio at December 31, 2006.

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

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government sponsored entities, such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank ("FHLB") ("federal agency securities"). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies and/or investment grade privately issued CMOs. Privately issued CMOs typically offer rates above those paid on government agency CMOs, but lack the guaranty of those agencies and typically there is less market liquidity than agency bonds. We owned $145.8 million and $195.7 million of privately issued CMOs at December 31, 2006 and 2005, respectively. Our privately issued CMO portfolio consists primarily of securities rated triple-A by the major bond rating agencies. Also permitted are investments in securities issued or backed by the Small Business Administration and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Securities are generally classified as available-for-sale for financial reporting purposes. Currently, our strategy is to utilize investment cash flows for loan growth, deposit outflows, or to pay down wholesale funding. The approach has been adopted due to the current, inverted yield curve environment and the resulting risk/return profile of reinventing these cash flows.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.
	At December 31,
	2006		2005		2004
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-sale:
U.S. Treasury Obligations	$ 1,038	$ 1,032	$ 1,036	$ 1,032	$ 1,035	$ 1,031
Obligations of U.S. Government sponsored
corporations	412,958	409,522	419,560	412,323	334,395	333,916
Municipal obligations	54,421	54,827	57,568	57,858	58,570	59,277
Corporate debt securities	43,127	43,456	43,263	43,488	73,407	73,902
Fannie Mae preferred stock	10,000	10,062	17,197	17,280	17,197	17,164
Collateralized mortgage obligations	294,815	289,244	369,792	363,030	341,729	342,825
Other mortgage-backed securities	148,657	146,657	224,326	220,799	230,145	232,344
Other securities	2,275	2,275	2,326	2,326	3,611	3,611
Total available-for-sale	967,291	957,075	1,135,068	1,118,136	1,060,089	1,064,070

Held-to-maturity:
Other securities	698	699	792	794	1,241	1,242
Total held-to-maturity	698	699	792	794	1,241	1,242

Total securities	$ 967,989	$ 957,774	$ 1,135,860	$ 1,118,930	$1,061,330	$ 1,065,312

The decrease in securities from December 31, 2005 to December 31, 2006 primarily reflects our current strategy discussed above. Also, during the second quarter of 2006 we sold securities available-for-sale with a book value of $86.7 million. In the same quarter, $50.0 million, $30.0 million and $40.0 million of Federal Home Loan Bank ("FHLB") borrowings were called on April 4, 2006, April 6, 2006 and June 23, 2006, respectively. The two borrowings called in April had a book rate of 4.41% while the borrowing called in June had a book rate of 4.63%. In order to replace these borrowings, we would have had to pay rates in the range of 5.40% to 5.80%, which would have resulted in an approximate $1.2 million annual reduction in net interest income. Alternatively, we decided to sell $86.7 million of our securities portfolio to help meet our liquidity needs with respect to paying these called borrowings. The securities sold had a weighted average yield of 4.31% and were sold at a net loss of $2.8 million. In the third quarter of 2006 we sold Fannie Mae preferred stock with a book value of $7.2 million at a gain of $943,000.

The interest rate risk profile, and credit quality of our securities portfolio remained substantially similar at December 31, 2006 compared to December 31, 2005.

The Company does not consider any of its securities to be other-than-temporarily impaired at December 31, 2006 because we have the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity).

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our debt securities portfolio as of December 31, 2006. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at fair value, as all securities shown are available-for-sale securities.
	At December 31, 2006
			More Than One Year to		More Than Five Years to
	One Year or Less		Five Years		Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

U.S. Treasury Obligations	$ 1,032	4.26%	$ -	-	$ -	-	$ -	-	$ 1,032	4.26%
Obligations of U.S. government sponsored
corporations	19,728	3.69%	258,105	4.81%	126,789	5.74%	4,900	6.76%	409,522	5.07%
Municipal obligations	16,551	3.44%	12,737	3.45%	12,527	4.06%	13,012	4.39%	54,827	3.80%
Corporate debt securities	2,013	3.68%	703	5.56%	2,814	4.65%	37,926	5.22%	43,456	5.11%
Collateralized mortgage obligations	-	-	4,944	4.26%	40,846	4.66%	243,454	4.81%	289,244	4.78%
Other mortgage-backed securities	395	4.21%	7,341	4.82%	25,438	5.01%	113,483	5.03%	146,657	5.01%
Total debt securities	$ 39,719	3.60%	$ 283,830	4.74%	$ 208,414	5.32%	$ 412,775	4.91%	$ 944,738	4.90%

In the table above mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties. At December 31, 2006, the weighted average expected life of the securities portfolio was 3.86 years and the duration was 2.47 years, including the effect of estimated payments.

Sources of Funds

General. Our primary sources of funds for use in lending, investing and for other general purposes include retail deposits, scheduled amortization and prepayments of loan principal, cash flows, maturities and calls of securities and funds provided by operations. In addition, we have available wholesale funding sources including brokered time deposits, municipal deposits, repurchase agreements and FHLB advances. These wholesale funding sources provide ready access to large amounts of funds, though at rates generally higher than retail deposits. Competition for retail deposits along with the high marginal cost of raising rates on our core deposits have caused us to rely more on wholesale funding sources in 2006 to fund asset growth. It is possible that our reliance on wholesale funds will increase in the current competitive and interest rate environments, resulting in upward pressure on our overall cost of funds.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits to retail, commercial and municipal customers.

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

Deposit rates are generally determined bi-weekly by the pricing committee which is chaired by the treasurer. Additional members of the committee include the chief operating officer, chief financial officer, heads of retail banking, commercial lending, residential mortgage and indirect lending. Staff members from marketing, branch management, municipal banking and operations are non-voting members. When we set our deposit rates we consider local competition, FHLB advance rates and rates charged on other sources of funds.

Total deposits decreased $85.6 million, or 3.7%, to $2.24 billion at December 31, 2006 compared to $2.32 billion at December 31, 2005. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 53.8% of total deposits at December 31, 2006, down from 55.3% at December 31, 2005. Time deposits increased to 46.2% of total deposits at December 31, 2006, compared to 44.7% at December 31, 2005. Brokered time accounts amounted to $139.9 million or 13.5% of total time accounts at December 31, 2006, compared to $205.9 million or 19.8% of total time accounts at December 31, 2005.

The Company continued to experience outflow of retail money market and savings accounts during 2006 due to a change in consumer sentiment toward higher yielding shorter-term time accounts and competitive pressures. These conditions are likely to persist in coming quarters, possibly resulting in additional declines in money market and savings account balances and may cause us to increase our reliance on wholesale funding sources or increase the rates we pay on retail time and money market deposits.

Municipal deposits totaled $373.1 million (16.7% of deposits) at December 31, 2006, compared with $350.7 million (15.1% of deposits) at the end of 2005. We made a concerted effort in 2005 and 2006 to increase the services offered to the municipalities in our markets, through increased staffing and a focus on delivering the highest level of service to these customers, resulting in a significant increase in this line of business. Municipal deposits carry a higher rate of interest than retail deposits, though they are less expensive to service than retail accounts and they are a lower rate alternative to borrowings.

Our ability to retain deposits and attract new deposits is affected by the level of interest rates, competition and other factors. During 2006 we continued to increase our rates on time deposits and offered new higher rate interest-bearing checking accounts, due to changes in interest rates and competitive factors. Further increases in our deposit rates may be necessary in order to retain and grow our deposit account balances. Development of new deposit products that meet the needs of our customer base will also assist us in retaining current customers and attracting new balances. We will, however, consider wholesale funding sources, when appropriate, as an alternative to competing with higher rates offered by competitors in our markets.

Maturities of Time Accounts. The following table indicates the amount of our time accounts by time remaining until maturity as of December 31, 2006.
Maturity
	3 Months or	Over 3 to 6	Over 6 to 12	Over 12
	Less	Months	Months	Months	Total
(In thousands)

Time accounts less than $100,000	$ 126,254	$ 73,544	$ 206,400	$ 188,028	$ 594,226
Time accounts of $100,000 or more	173,961	71,170	119,996	75,755	440,882

Total of time accounts	$ 300,215	$ 144,714	$ 326,396	$ 263,783	$ 1,035,108

At December 31, 2006 and 2005, time deposits with remaining terms to maturity of one year or less amounted to $771.3 million and $696.8 million, respectively, representing 74.5% and 67.0%, respectively, of total time accounts. The larger proportion of time accounts maturing in one year or less reflects consumers' preference for shorter-term time accounts in the current inverted yield curve environment.

The following table sets forth the amount and maturities of time accounts at the dates indicated.
	Period to Maturity from December 31, 2006						At December 31,
	One Year	Over One to	Over Two to	Over Three to	Over Four to	Over
	or Less	Two Years	Three Years	Four Years	Five Years	Five Years	2006	2005	2004
	(Dollars in thousands)
Rate:
Less than 2.00%	$ 8,567	$ 93	$ -	$ -	$ -	$ -	$ 8,660	$ 108,416	$ 289,081
2.00 to 4.00%	238,929	49,246	19,644	5,889	176	114	313,998	628,267	537,143
4.01 to 5.00%	316,775	56,719	25,946	14,798	8,866	412	423,516	293,067	72,941
5.01 to 6.00%	206,951	76,573	5,024	41	131	-	288,720	6,277	10,059
6.01 to 7.00%	103	-	2	85	1	-	191	2,061	16,205
7.01% and above	-	23	-	-	-	-	23	1,044	4,482
Total	$ 771,325	$ 182,654	$ 50,616	$ 20,813	$ 9,174	$ 526	$ 1,035,108	$ 1,039,132	$ 929,911

Borrowed Funds. At December 31, 2006, we had $922.5 million of borrowed funds, which primarily consisted of FHLB advances and repurchase agreements compared with $834.1 million of borrowed funds outstanding at December 31, 2005. As previously discussed in the Securities Activities section of this Form 10-K, $120.0 million in borrowings were called during the second quarter of 2006. We have no other callable borrowings. The remaining net increase in borrowings was used to fund loan growth, offset deposit outflows and fund share repurchases.

Repurchase agreements are contracts for the sale of securities owned or borrowed by us, with an agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-related securities. There were $28.1 million of repurchase agreements outstanding as of December 31, 2006, and we averaged approximately $27.7 million of repurchase agreements outstanding during the year ended December 31, 2006.

As a member of the FHLB of New York, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

We had available $1.21 billion and $1.14 billion in borrowing capacity with the FHLB (including lines of credit, and subject to limitations) at December 31, 2006 and 2005, respectively, of which $894.0 million and $798.3 million, respectively, was outstanding.

The following table sets forth certain information regarding FHLB advances and repurchase agreements at the dates or for the periods indicated.
	December 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB Overnight Lines of Credit:
Maximum month-end balance	$ 72,304	$ 72,000	$ 76,000
Balance at end of year	-	52,600	32,100
Average balance	31,027	28,614	13,534

Weighted average interest rate at end of year	5.33%	4.30%	2.36%
Weighted average interest rate during year	4.79%	2.75%	1.82%

Repurchase Agreements:
Maximum month-end balance	$ 32,471	$ 41,167	$ 44,675
Balance at end of year	28,102	31,906	42,578
Average balance	27,697	36,339	34,894

Weighted average interest rate at end of year	2.79%	1.45%	0.84%
Weighted average interest rate during year	2.31%	1.13%	0.85%

FHLB Advances:
Maximum month-end balance	$ 894,186	$ 760,740	$ 730,428
Balance at end of year (1)	894,186	749,183	701,189
Average balance	810,694	714,641	460,499

Weighted average interest rate at end of year	4.74%	3.83%	3.55%
Weighted average interest rate during year	4.25%	3.43%	3.31%

(1) Includes fair value adjustments of $227,000 and $3.5 million at December 31, 2006 and 2005, respectively, on borrowings assumed from BSB.

Junior Subordinated Obligations. We have $43.2 million of junior subordinated obligations issued to three unconsolidated subsidiary trusts. The trust preferred securities are comprised of fixed and variable rate obligations that are mandatorily redeemable in periods from 2028 through 2033. We intend to redeem $10.0 million of junior subordinated obligations on April 22, 2007.

Trust Services

On October 12, 2006 the Company announced that the Company and the Bank, a wholly owned subsidiary of the Company, entered into a Trust Company Agreement and Plan of Merger ("Merger Agreement") with Chemung Canal Trust Company ("Chemung") pursuant to which Chemung will acquire the Bank's trust business. Based on the assets held as of December 31, 2006, the aggregate merger consideration is approximately $5.3 million (exclusive of costs and expenses), and is subject to adjustment based on the fair market value of the assets at the time of the closing. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2007.

The trust department offers a full range of services, including executor of estates, trustee under wills, living trusts, custodian services, investment management services and acts as trustee of qualified retirement plans for individuals, corporations and non-profit organizations. The Directors Trust Committee, which consists of the President and four other members of our Board of Directors, oversees the operations of the trust department. The trust department markets its services through its trust officers, who call on our existing customers and obtain referrals from attorneys, accountants and our branch managers, who cross-sell the trust department's services. As of December 31, 2006, the trust department held $356.1 million of assets, which includes $262.1 million of assets over which the trust department has discretionary investment authority. Assets held by the trust department are not assets of the Company, and as such are not included in the Company's consolidated financial statements.

Municipal Activities

Partners Trust Municipal Bank, a wholly-owned subsidiary of Partners Trust Bank, is a limited purpose commercial bank which accepts deposits of and provides bond financing for municipalities and school districts in our market area. The subsidiary is regulated by the FDIC and New York State Banking Department. See the Sources of Funds section of this Form 10-K for further discussion of our municipal business activities.

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

Competition

We face intense competition within our market both in making loans and attracting deposits. The market area in which we operate has a stable to declining growth rate and high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Consumer and business customers are requesting rate and term concessions that are reviewed by the Company on a case-by-case basis. Our market area is also experiencing a shrinking and aging population base that requires us to aggressively compete against other institutions for the same customers resulting in higher deposit rates and lower loan rates. In 2006, we experienced new competition from online banks and banking subsidiaries of insurance companies. Some of our competitors offer products and services that we currently do not offer, such as private banking.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our in-house investment services department offers a full range of mutual funds, annuities and other investment products based on careful analysis of customer needs. This department has a close working relationship with other sales functions within the Company. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our leadership role as a community bank.

Personnel

As of December 31, 2006, the Company had 649 full-time employees and 163 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Company is limited to engaging in permissible activities that are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act, which include:

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

  activities previously determined by the Federal Reserve to be closely related to banking;

  activities that bank holding companies are permitted to engage in outside of the U.S.;

  merchant banking activities; and

  portfolio investments made by an insurance company.

The Home Owners' Loan Act ("HOLA") prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

As a federal savings bank, the Bank derives its lending and investment powers from the HOLA, as amended, and regulations of the OTS thereunder. These laws and regulations limit the ability of the Bank to invest in certain types of assets and limit the amount of loans that the Bank may make to a single borrower. The Bank also is subject to a "qualified thrift lender" or "QTL" test, which requires the Bank to maintain at least 65% of its "portfolio assets" in "qualified thrift investments," which generally include loans and investments made for residential purposes, personal loans, and small business loans. As of December 31, 2006, the Bank was in compliance with all applicable lending and investment restrictions and also satisfied the QTL test.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2006, the Bank satisfied this requirement.

Deposits of the Bank and of Partners Trust Municipal Bank are insured by the FDIC up to statutory and regulatory limits, and are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank and Partners Trust Municipal Bank, to pay for deposit insurance and in managing its deposit insurance reserves. During 2006, the FDIC adopted rules to implement its new authority to set deposit insurance premiums. Under these regulations, all insured depository institutions pay a base rate assessment, which may be adjusted annually by the FDIC by up to 3 basis points, and is currently set at 5 basis points, and an additional assessment based on the risk of loss posed by each individual institution to the Deposit Insurance Fund (which was formed by combining the Bank Insurance Fund and the Savings Association Insurance Fund). For insured depository institutions in the most favorable risk category, their total assessment is between 5 and 7 basis points. For most institutions, including the Bank and Partners Trust Municipal Bank, the individual risk assessment is based on certain measurements of their financial condition and the components of their supervisory ratings. For institutions that have a long-term public debt rating, the individual risk assessment is based on their debt rating and their supervisory ratings. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits (and the insured deposits of institutions they have acquired by merger or by substantially identical transactions) at year-end 1996, to offset the premiums that they are assessed. The new system of deposit insurance assessments became effective on January 1, 2007 and the first assessments will be due on June 30, 2007. Based on the credits, the Bank and Partners Trust Municipal Bank will not be required to pay any assessment during 2007.

All FDIC-insured depository institutions also are required to pay assessments to the FDIC at an annual rate of 0.212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government, to recapitalize the predecessor of the Savings Association Insurance Fund. These assessments will continue until the bonds mature in 2017.

The Bank is subject to OTS capital adequacy guidelines. These guidelines require savings institutions to maintain a minimum ratio of tangible capital to tangible assets of 1.5%, of Tier 1 capital to total assets (or "leverage ratio") of 4% (3% for savings institutions receiving the highest composite CAMELS rating for safety and soundness), of Tier I capital to risk-weighted assets of 4%, and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Savings institutions that fail to meet these minimum capital guidelines are subject to prompt corrective action. As of December 31, 2006, the Bank was "well capitalized" under OTS standards. The OTS may set higher minimum capital requirements for individual savings institutions whose circumstances warrant it. The Bank is not subject to any special capital requirements.

The Bank is subject to substantial regulatory restrictions on its ability to pay dividends to its shareholders. Under OTS restrictions, prior regulatory approval is required in order to pay a dividend if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the institution's retained net income during the calendar year and during the preceding two years. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. As of December 31, 2006, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company. The Bank expects to continue to require prior approval of the OTS to pay dividends to the Company until 2009.

Transactions between the Bank or Partners Trust Municipal Bank, on one hand, and the Company and its nonbanking affiliates, on the other, are governed by sections 23A and 23B of the Federal Reserve Act and Federal Reserve regulations thereunder. Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which an insured depository institution and its subsidiaries may engage in covered transactions with its nonbanking affiliates and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Under the Gramm-Leach-Bliley Act ("GLB Act"), all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act regulates credit reporting and permits customers of the Company to opt out of information sharing among affiliated companies for marketing purposes. In response to periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information, several members of Congress have called for the adoption of national standards to safeguard such information and to require the disclosure of security breaches. Several committees of both houses of Congress have discussed plans to conduct hearings on data security and related issues.

The Sarbanes-Oxley Act ("SOA") applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, including the Company. SOA and the regulations adopted thereunder establish very specific disclosure requirements and corporate governance rules in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The federal banking agencies have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including the Bank, are required under the Home Mortgage Disclosure Act to make information regarding the pricing of their home mortgage loans, including the "rate spread" between the interest rate on such loans and certain Treasury securities and other benchmarks, available to the public. The public availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates is the subject of such an investigation.

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

The Bankruptcy Abuse Prevention and Consumer Protection Act amended the U.S. Bankruptcy Code, effective October 17, 2005, to limit the ability of consumers to discharge their debts in bankruptcy by applying a needs-based test, which may encourage debtors to enter into repayment programs with their creditors. The law also limits certain homestead exemptions, limits the discharge of debt incurred for the purchase of certain luxury items, and extends from 6 years to 8 years the minimum time between successive bankruptcy discharges.

On October 13, 2006, the Financial Services Regulatory Relief Act of 2006 ("Regulatory Relief Act") was signed into law. The Regulatory Relief Act increases parity, and thus may increase competition, between banks and thrifts by granting thrifts the same exemptions that banks have from registration as investment advisers or brokers when they engage in traditional trust and brokerage activities, by allowing thrifts to account for purchased mortgage servicing rights on the same terms as banks do, and by treating thrift branches the same as bank branches for purposes of establishing diversity jurisdiction in federal courts. The Regulatory Relief Act also gives thrifts more flexibility in making loans to large residential housing developments, by allowing larger loans for individual houses while overall limits are still observed, and permits thrifts to invest in bank service companies (and not just thrift service companies). Other provisions in the Regulatory Relief Act affect banks and thrifts alike, including a direction that the SEC and the Federal Reserve engage in joint rulemaking, to be completed in April 2007, to implement provisions of the GLB Act to preserve exemptions from broker registration for many traditional bank and thrift activities, and a direction to all federal banking agencies to develop model privacy notices to comply with the privacy provisions of the GLB Act.

TAXATION

Federal Taxation

General. The Company files a consolidated tax return which includes the income of all subsidiaries. The following discussion of federal taxation is a summary of certain pertinent federal income tax matters.

Bad Debts. The Bank is currently taxed as a "large" thrift for federal income tax purposes, since its average total assets exceed $500 million. As a "large" thrift, the Bank is required to use the specific charge off method to determine allowable bad debt deductions. In accordance with SFAS No. 109, a deferred tax liability has not been recognized with respect to the Bank's pre-1988 Federal base year bad debt reserve of $5.1 million at December 31, 2006. The reserve remains subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a financial institution charter. The unrecognized deferred tax liability related to the Federal base year reserve was $1.8 million at December 31, 2006.

Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses ("NOLs") to the preceding two tax years and forward to the succeeding 20 taxable years. At December 31, 2006, the Company had no net operating loss carryforward for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" are eligible for a 100% deduction.

The Company's federal income tax returns for its tax years beginning in 2003 are open under the statute of limitations and are subject to review by the IRS.

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

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the New York State base-year reserve of $5.1 million at December 31, 2006. As a result of the BSB acquisition the Company's asset mix changed which caused the Company to fail the qualifying thrift test in 2005 for New York State tax purposes. As a result, the Bank recaptured its New York State bad debt reserves in excess of the pre-1988 Federal base year bad debt reserve of $5.1 million during 2005, resulting in additional 2005 state tax expense of $765,000 (net of Federal benefit). The unrecognized deferred tax liability with respect to the New York State base-year reserve was $249,000 (net of Federal benefit) at December 31, 2006.

At December 31, 2006, the Company had state net operating loss carryforwards of $5.5 million which expire in 2024. At December 31, 2006, the Company also had New York State tax credit carryforwards of $2.0 million which may be carried forward indefinitely. The utilization of certain tax net operating loss carryforwards and credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carryforward benefits from being utilized.

The Combined Group's New York State income tax returns for tax years beginning in 1999 are open and subject to review by New York State.

Certain subsidiaries file separately in New York State and have open tax years beginning in 1999 which are subject to review by New York State.

The 2007 New York State Proposed Budget Bill includes several provisions that would impact the taxation of the Company and its subsidiaries. Specifically, the bill would disallow the 60% exclusion for dividends paid by a real estate investment trust ("REIT"). Additionally, the bill may impact the treatment of certain Article 9A subsidiaries. This provision is not expected to impact the Company's 9A subsidiary as we do not currently meet the criteria in the budget proposal, but could have an impact if the activity of such subsidiary changes in the future.

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

ITEM 1A. RISK FACTORS

Our Commercial Real Estate, Commercial and Consumer Loans Expose Us To Increased Lending Risks

At December 31, 2006, the composition of our loan portfolio was as follows:

    residential real estate loans of $1.19 billion, or 51.8% of total loans;
    commercial real estate loans of $315.4 million, or 13.7% of total loans;
    commercial and industrial loans of $158.5 million, or 6.9% of total loans; and
    consumer loans of $633.9 million, or 27.6% of total loans.

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

If Our Allowance For Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. At December 31, 2006, our allowance for loan losses to non-performing loans was 860.49%, and our allowance for loan losses to total loans was 1.51%. In determining the amount of the allowance for loan losses, we rely on an allowance valuation model that considers a review of loans, our experience and our evaluation of economic conditions. At December 31, 2006 we believe our allowance for loan losses is adequate to cover losses inherent in our loan portfolio.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Historically, however, our regulators have not required us to make any such material adjustments and we do not expect any material adjustments in the future. See the Business-Lending Activities-Allowance for Loan Losses section of this Form 10-K.

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

Changes in Market Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Because as a general matter our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates across the yield curve generally would result in a decrease in our average interest rate spread and net interest income. The yield curve was inverted at December 31, 2006. If it inverts even further this would cause even greater compression of our net interest margin.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of debt securities fluctuates inversely with changes in interest rates. At December 31, 2006, the value of our available-for-sale securities portfolio totaled $957.1 million, with net unrealized losses of $10.2 million. Changes in the unrealized gains and losses on our securities available-for-sale could have an adverse effect on stockholders' equity.

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

Strong Competition Within Our Market Area May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. The central New York area has a high concentration of financial institutions including large money center and regional banks, community banks, credit unions, online banks and banking subsidiaries of insurance companies. Some of our competitors offer products and services that we currently do not offer, such as private banking. Some of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete in our market area.

A Breach Of Information Security Could Negatively Affect Our Earnings

Increasingly, we depend on data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Our Ability to Pay Dividends May Be Affected If We Are Not Able To Receive Dividends From Our Subsidiary, Partners Trust Bank

Cash dividends from Partners Trust Bank is the Company's principal source of funds for paying cash dividends on our common stock. Unless we receive dividends from Partners Trust Bank, we may not be able to pay dividends to shareholders. Partners Trust Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.

The Company's main sources of liquidity are dividends from Partners Trust Bank and net proceeds from capital offerings. The main uses of liquidity are the payment of dividends to common stockholders, repurchases of the Company's common stock and the payment of interest on capital securities. There are certain regulatory restrictions on the payment of dividends by Partners Trust Bank to the Company. See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on such dividend restrictions.

New York State Taxation

The 2007 New York State Proposed Budget Bill includes several provisions that would impact the taxation of the Company and its subsidiaries. Specifically, the bill would disallow the 60% exclusion for dividends paid by a real estate investment trust ("REIT"). Additionally, the bill may impact the treatment of certain Article 9A subsidiaries. This provision is not expected to impact the Company's 9A subsidiary as we do not currently meet the criteria in the budget proposal, but could have an impact if the activity of such subsidiary changes in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff.

ITEM 2. PROPERTIES

We conduct our business through our main banking office located in Utica, New York, and other full-service branch offices located in Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango counties, New York. The following table sets forth certain information with respect to our offices at December 31, 2006.
OWNED		Original Year	Net Book Value
Location		Acquired	(in thousands)
Main Office	233 Genesee St, Utica	1839	$ 3,449
100 South Main Street Building	Herkimer	2002	587
Cicero Office	5791 East Seymour St, Cicero	2004	598
Dolgeville Branch	71 N. Main St, Dolgeville	2002	277
Downtown Binghamton Branch	58-68 Exchange St, Binghamton	2004	2,153
Downtown Syracuse Branch	431 E. Fayette St, Syracuse	2004	1,018
Ellinwood Operations Center	2 Ellinwood Dr, New Hartford	1993	2,813
Endicott Office	43 Washington Ave, Endicott	2004	576
Endwell Office	540 Hooper Rd, Endwell	2004	500
Fayetteville Office	7320 Genesee St, East Syracuse	2004	622
Frankfort Branch	134 E. Main St, Frankfort	2002	88
Herkimer ATM Facility	Mohawk St, Herkimer	2002	9
Ilion Branch	150 Central Ave, Ilion	2002	448
Little Falls Branch	501 E. Main St, Little Falls	2002	1,058
Mortgage Office	1923 Vestal Pkwy, East Vestal	2004	355
Newport Branch	15 Bridge St, Newport	2002	129
North Utica Branch	1-3 Herkimer Rd, Utica	2001	1,421
Skaneateles Office	33 East Genesee St, Skaneateles	2004	658
Whitesboro Branch	80 Oriskany Blvd, Whitesboro	1997	1,489
Total Owned			$ 18,248

LEASED		Original Year	Date of Lease	Net Book Value(1)
Location		Leased	Expiration	(In thousands)
Airport Plaza P&C Office	3803 Brewton Rd, North Syracuse	2004	08/2009	$ 44
Camillus Office	100 Kasson Rd, Camillus	2004	12/2010	142
Clinton ATM Facility	Corner of College St & Chenango Ave, Clinton	1997	10/2007	11
Consumer Square Branch	4767 Commercial Dr, New Hartford	2004	4/2019	1,182
East Side Office	156 Robinson St, Binghamton	2004	08/2021	322
Mortgage Office	6872 E. Genesee St, Fayetteville	2000	04/2010	76
Hannaford Branch	401 East Albany St, Herkimer	2002	06/2008	6
Marcy Branch	Rt 49 Plaza, Marcy	2002	07/2007	1
New Hartford Shopping Center Branch	120 Genesee St, New Hartford	1961	06/2006	4
Northgate Plaza Office	1250 Front St, Binghamton	2004	03/2017	31
North Herkimer Branch	319 North Main St, Herkimer	2002	12/2008	7
North Medical Office	5100 West Taft Rd, Liverpool	2004	09/2017	11
Norwich ATM Facility	5631 State Hwy 12, Norwich	2004	05/2018	-
Norwich Office	118 State Hwy 320, Norwich	2004	07/2015	67
Oakdale Mall Office	223 Reynolds Rd, Johnson City	2004	07/2016	8
Rano Blvd. Office	100 Rano Blvd, Vestal	2004	12/2019	77
Rome Branch	1919 Black River Blvd, Rome	1997	06/2007	111
Shop City Office	426 Grant Blvd, Syracuse	2004	07/2009	17
Tioga Office	1054 State Rte 17C, Owego	2004	03/2013	34
Vestal Plaza Office	4700 Vestal Parkway E, Vestal	2004	11/2011	52
West Side Office	273 Main St, Binghamton	2004	10/2012	25
Total Leased				$ 2,228
Total Owned and Leased				$ 20,476
(1) Net book value of leasehold improvements is included.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiary are a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on The Nasdaq National Market under the symbol "PRTR". The following table sets forth for the periods indicated the high and low sales price per share of the common stock and dividends paid per share as reported by The Nasdaq National Market.

	2006			2005
			Dividend per			Dividend per
	High	Low	Share	High	Low	Share

1st quarter	$ 12.48	$ 11.15	$ 0.07	$ 11.64	$ 10.05	$ 0.07
2nd quarter	11.99	10.85	0.07	10.95	9.31	0.07
3rd quarter	11.38	10.08	0.07	12.15	10.62	0.07
4th quarter	12.07	10.60	0.07	12.79	10.20	0.07

The closing price of the common stock on March 6, 2007 was $11.50 per share. The approximate number of holders of record of our common stock on March 6, 2007 was 5,017.

COMPARATIVE COMPANY PERFORMANCE

The following graph sets forth comparative information regarding Partners Trust's cumulative shareholder return on its Common Stock since April 4, 2002. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. Partners Trust's cumulative shareholder return is based on an investment of $100 on April 4, 2002, which was the date Partner Trust's Common Stock began trading on the Nasdaq Stock Market, and is compared to the cumulative total return of the NASDAQ Composite and the SNL $1B-$5B Thrift Index.

[THE FOLLOWING WAS REPRESENTED AS A LINE CHART IN THE PRINTED MATERIAL]

		Period Ending
Index	04/04/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Partners Trust Financial Group, Inc.	100.00	114.31	248.07	169.15	179.41	177.65
NASDAQ Composite	100.00	75.17	113.34	123.71	125.66	138.72
SNL $1B-$5B Thrift Index	100.00	113.44	170.14	192.82	191.13	219.84

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

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2006:
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
October 1 - October 31	140,423	$ 10.86	116,862	2,454,750
November 1 - November 30	130,012	10.84	97,394	2,357,356
December 1 - December 31	26,317	11.39	26,317	2,331,039
TOTAL	296,752	$ 10.90	240,573

(1) The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options or whose restriction has lifted on restricted stock by tendering previously acquired common shares in satisfaction of the exercise price or tax obligations, as is permitted under Partners Trust's equity compensation plans.

(2) In July 2005, April 2006 and October 2006, Partners Trust announced a program to purchase up to 5 million, 2.5 million and 2.2 million, respectively of its common shares.

ITEM 6. SELECTED FINANCIAL DATA
	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Condition Data:
Total assets	$ 3,746,843	$ 3,778,943	$ 3,651,627	$ 1,285,115	$ 1,333,503
Loans receivable (1)	2,298,973	2,180,582	2,086,797	805,250	804,998
Allowance for loan losses	34,824	36,451	42,716	8,608	10,989
Securities	957,773	1,118,928	1,065,311	344,954	345,700
Goodwill	241,254	242,258	245,892	34,523	34,523
Other intangible assets	12,719	20,343	28,889	3,288	4,461
Deposits	2,238,967	2,324,560	2,237,515	796,078	855,211
Borrowings (2)	943,341	853,957	795,504	296,625	297,595
Junior subordinated obligations (3)	43,202	43,202	43,202	-	-
Shareholders' equity	494,833	527,923	539,649	175,335	165,437
Non-performing loans	4,047	6,553	12,101	4,242	10,983
Other real estate owned	86	216	1,055	121	3,092

(1)	Excludes loans held for sale and net deferred costs and fees.
(2)	Includes mortgagors' escrow funds
(3)	Represents debt obligations issued to unconsolidated subsidiary trusts that issued mandatorily redeemable preferred trust securities.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Selected Operating Data:(1)
Interest income	$ 181,766	$ 169,737	$ 107,889	$ 69,189	$ 62,890
Interest expense	98,255	70,206	38,597	22,582	27,626
Net interest income	83,511	99,531	69,292	46,607	35,264
(Recovery of) provision for loan losses	(4,951)	(9,006)	1,160	1,100	1,150
Net interest income after (recovery of) provision for loan losses	88,462	108,537	68,132	45,507	34,114
Other-than-temporary impairment of securities	-	-	(2,803)	-	-
Net (loss) gain on sale of securities available-for-sale	(1,847)	196	(75)	-	(19)
Gain on extinguishment of debt	2,783	-	-	-	-
Other non-interest income	22,468	22,658	16,718	11,138	6,866
Acquisition and conversion expenses	-	-	5,051	-	1,716
Other non-interest expense (2)	77,693	79,938	59,092	35,331	27,015
Income before income tax expense	34,173	51,453	17,829	21,314	12,230
Income tax expense	10,649	18,646	5,689	7,268	3,818
Net income	$ 23,524	$ 32,807	$ 12,140	$ 14,046	$ 8,412
Basic earnings per share (3)	$ 0.54	$ 0.69	$ 0.34	$ 0.53	$ 0.23
Diluted earnings per share (3)	$ 0.53	$ 0.68	$ 0.33	$ 0.52	$ 0.23
Basic weighted average shares outstanding (3)	43,618,627	47,555,734	36,003,260	26,389,467	26,674,637
Diluted weighted average shares outstanding (3)	44,347,978	48,496,517	36,849,949	26,813,639	26,720,860
Dividends paid per share (3)	$ 0.28	$ 0.28	$ 0.24	$ 0.17	$ 0.05

(1)	All share and per share amounts prior to 2005 have been restated giving effect to the 1.9502 exchange ratio in the Company's second step conversion on July 14, 2004.
(2)	Includes one-time $2.1 million charitable contribution to the Partners Trust Bank Charitable Foundation in 2002.
(3)	Not applicable prior to the conversion of Partners Trust Bank to a stock savings bank on April 3, 2002.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Selected Financial and Other Data: (1)
Performance Ratios:
Return on average assets	0.62%	0.88%	0.51%	1.08%	0.82%
Return on average equity	4.67%	6.02%	3.50%	8.18%	5.67%
Interest rate information:
Yield on assets	5.35%	5.14%	5.04%	5.91%	6.60%
Cost of funds	3.24%	2.42%	2.07%	2.24%	3.38%
Net interest rate spread	2.11%	2.72%	2.97%	3.67%	3.22%
Net interest margin (2)	2.46%	3.01%	3.24%	3.98%	3.70%
Net recoveries (charge-offs) to average loans	0.15%	0.13%	(0.52%)	(0.43%)	(0.37%)
Efficiency ratio (3)	73.46%	65.53%	74.76%	61.90%	68.96%

	December 31,
	2006	2005	2004	2003	2002

Asset Quality Ratios:
Non-performing loans to total loans	0.18%	0.30%	0.58%	0.53%	1.36%
Non-performing assets to total assets	0.11%	0.18%	0.36%	0.34%	1.06%
Allowance for loan losses to non-performing loans	860.49%	556.25%	353.00%	202.92%	100.05%
Allowance for loan losses to total loans	1.51%	1.67%	2.05%	1.07%	1.37%

Equity ratios:
Book value per share	$ 11.57	$ 11.23	$ 11.27	$ 12.72	$ 12.04
Book value per share,
including unallocated ESOP shares	11.22	10.87	10.87	12.35	11.65
Tangible book value per share	5.63	5.64	5.53	9.98	9.20
Tangible book value per share, including
unallocated ESOP shares	5.46	5.46	5.33	9.69	8.90
(1) Averages presented are daily averages.
(2)	Net interest income divided by average earning assets.
(3)					Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on the sale of securities and loans and gain on extinguishment of debt.

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except share and per share data)
Selected Quarterly Financial Data

Interest income	$ 45,937	$ 45,789	$ 45,704	$ 44,336	$ 44,212	$ 43,324	$ 41,819	$ 40,382
Interest expense	27,022	25,677	24,140	21,416	19,645	18,044	16,739	15,778
Net interest income	18,915	20,112	21,564	22,920	24,567	25,280	25,080	24,604
Recovery of loan losses	(811)	(1,513)	(2,627)	-	-	(9,006)	-	-
Net interest income after recovery of loan losses	19,726	21,625	24,191	22,920	24,567	34,286	25,080	24,604
Net gain (loss) on sale of securities available-for-sale	-	943	(2,790)	-	38	82	76	-
Gain on extinguishment of debt	-	-	2,783	-	-	-	-	-
Other non-interest income	5,931	5,644	5,645	5,248	5,639	5,775	5,784	5,460
Non-interest expense	18,542	19,031	19,924	20,196	19,659	19,457	20,313	20,509
Income before income tax expense	7,115	9,181	9,905	7,972	10,585	20,686	10,627	9,555
Income tax expense	2,185	2,917	3,147	2,400	4,041	7,560	3,683	3,362
Net income	$ 4,930	$ 6,264	$ 6,758	$ 5,572	$ 6,544	$ 13,126	$ 6,944	$ 6,193
Basic earnings per share	$ 0.12	$ 0.15	$ 0.15	$ 0.12	$ 0.14	$ 0.27	$ 0.15	$ 0.13
Diluted earnings per share	$ 0.11	$ 0.15	$ 0.15	$ 0.12	$ 0.14	$ 0.27	$ 0.14	$ 0.13
Basic weighted average shares outstanding	42,144,073	42,555,040	44,118,458	45,707,789	46,815,867	47,788,582	47,480,826	47,720,041
Diluted weighted average shares outstanding	42,925,020	43,169,044	44,741,918	46,507,401	47,883,124	48,880,235	48,255,189	48,558,070
Dividends paid per share	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07
Net interest margin (1)	2.24%	2.36%	2.51%	2.72%	2.89%	3.00%	3.08%	3.10%
Return on average assets	0.52%	0.66%	0.71%	0.59%	0.69%	1.39%	0.76%	0.69%
Return on average equity	3.96%	5.05%	5.40%	4.29%	4.79%	9.48%	5.12%	4.61%
Efficiency ratio (2)	74.91%	74.08%	73.33%	71.75%	65.20%	62.78%	65.88%	68.35%

(1)	Net interest income divided by average earning assets.
(2)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income, excluding gains or losses on securities and loans and gain on extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following section presents highlight information from management to assist with understanding the consolidated financial condition and results of operations of Partners Trust Financial Group, Inc., and its subsidiary (combined, the "Company"), during the year ended December 31, 2006 and the preceding two years. The consolidated financial statements and related notes, included elsewhere in this annual report on Form 10-K should be read in conjunction with the discussions in this section. The matters discussed in this section contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under "Forward-Looking Statements" and "Risk Factors" in Items 1 and 1A, respectively of this Form 10-K.

2006 Highlights and Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for or (recovery of) loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, amortization of intangible assets, other expense and income tax expense. In addition, we had significant expenses in 2004 related to the reorganization from a mutual holding company and the BSB acquisition. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

Recent Developments

On October 12, 2006 the Company announced that the Company and the Bank, a wholly owned subsidiary of the Company, entered into a Trust Company Agreement and Plan of Merger ("Merger Agreement") with Chemung Canal Trust Company ("Chemung") pursuant to which Chemung will acquire the Bank's trust business. Based on the assets held as of December 31, 2006, the aggregate merger consideration is approximately $5.3 million (exclusive of costs and expenses), and is subject to adjustment based on the fair market value of the assets at the time of the closing. Total trust assets at December 31, 2006 were $356.2 million. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2007.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

General. Total assets were $3.75 billion at December 31, 2006, which was $32.1 million lower than at December 31, 2005. Securities available-for-sale decreased $161.1 million, or 14.4% from the end of 2005, and totaled $957.1 million at December 31, 2006. The Company's loan portfolio totaled $2.32 billion at December 31, 2006, an increase of $121.9 million or 5.6% compared to $2.19 billion at December 31, 2005. Total deposits decreased $85.6 million and were $2.24 billion at December 31, 2006. See the sections of this Form 10-K titled Lending Activities - Loan Portfolio Composition, Securities Activities and Sources of Funds - Deposits for further analysis.

Shareholders' equity decreased from $527.9 million at December 31, 2005 to $494.8 million at December 31, 2006, primarily due to share repurchases and dividend payments partially offset by net income and transactions related to our equity compensation plans. During 2006, we repurchased 5.0 million shares of our stock in open market transactions under stock repurchase plans approved by our board of directors, resulting in a $57.2 million decrease in shareholders' equity. In October 2006 the Company's board of directors authorized a third share repurchase program for up to 2.2 million shares. As of December 31, 2006, 2.3 million shares remain authorized for repurchase under the plans. The Company also received 68,922 shares in satisfaction of the price of option exercises and tax obligations related to options or restricted stock at a total cost of $783,000. Shareholders' equity was also impacted by the adoption of SFAS No. 158 and SEC Staff Accounting Bulletin No. 108 as described in Notes 9 and 17, respectively, to the consolidated financial statements in Item 8 of this Form 10-K.

See the Consolidated Statements of Changes in Shareholders' Equity in Item 8 of this Form 10-K for more information.

Average Balance Sheet

The following tables set forth certain information for the years ended December 31, 2006, 2005 and 2004. For the years indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages. The BSB acquisition was completed on July 14, 2004, and as such, the average balances of our assets and liabilities in 2004 reflects the assets and liabilities acquired and assumed for a period of 170 days.
	For the Years Ended December 31,
		2006			2005			2004
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 4,712	$ 186	3.95%	$ 14,765	$ 353	2.39%	$ 32,149	$ 459	1.43%
Securities (1)	1,121,578	52,391	4.67%	1,185,613	52,739	4.45%	674,874	27,272	4.04%
Loans (2)	2,270,646	129,189	5.69%	2,101,990	116,645	5.55%	1,433,554	80,158	5.59%
Total earning assets	3,396,936	181,766	5.35%	3,302,368	169,737	5.14%	2,140,577	107,889	5.04%

Non-earning assets	395,774			408,616			259,902
Total assets	$ 3,792,710			$ 3,710,984			$ 2,400,479

Interest bearing liabilities:
Savings accounts	$ 257,607	$ 836	0.32%	$ 291,416	$ 956	0.33%	$ 237,248	$ 764	0.32%
Money market accounts	472,472	10,682	2.26%	524,517	7,886	1.50%	341,224	3,193	0.94%
NOW accounts	241,008	841	0.35%	232,809	467	0.20%	152,518	285	0.19%
Time accounts	1,132,798	45,491	4.02%	1,008,174	31,660	3.14%	595,391	17,169	2.88%
Borrowings (3)	887,748	36,891	4.16%	796,903	26,169	3.28%	518,415	15,943	3.08%
Junior subordinated obligations issued
to unconsolidated subsidiary trusts	43,202	3,514	8.13%	43,202	3,068	7.10%	20,067	1,243	6.19%
Total interest bearing liabilities	3,034,835	98,255	3.24%	2,897,021	70,206	2.42%	1,864,863	38,597	2.07%

Non-interest bearing deposits	226,911			234,934			167,139
Other non-interest bearing liabilities	27,450			34,400			21,475
Total liabilities	3,289,196			3,166,355			2,053,477
Shareholders' equity	503,514			544,629			347,002
Total liabilities and shareholders' equity	$ 3,792,710			$ 3,710,984			$ 2,400,479

Net interest income		$ 83,511			$ 99,531			$ 69,292

Net interest rate spread			2.11%			2.72%			2.97%

Net earning assets	$ 362,101			$ 405,347			$ 275,714

Net interest margin			2.46%			3.01%			3.24%

Ratio of earning assets to
interest bearing liabilities	111.93%			113.99%			114.78%

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
	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing deposits	$ 153	$ (320)	$ (167)	$ 217	$ (323)	$ (106)
Securities	2,557	(2,905)	(348)	3,011	22,456	25,467
Loans	3,001	9,543	12,544	(578)	37,065	36,487
Total earning assets	5,711	6,318	12,029	2,650	59,198	61,848

Interest bearing liabilities:
Savings accounts	(25)	(95)	(120)	23	169	192
Money market accounts	3,644	(848)	2,796	2,468	2,225	4,693
NOW accounts	358	16	374	16	166	182
Time accounts	9,598	4,233	13,831	1,670	12,821	14,491
Borrowings	7,525	3,197	10,722	1,103	9,123	10,226
Junior subordinated obligations issued
to unconsolidated subsidiary trusts	446	-	446	207	1,618	1,825
Total interest bearing liabilities	21,546	6,503	28,049	5,487	26,122	31,609

Net interest income	$(15,835)	$ (185)	$(16,020)	$ (2,837)	$ 33,076	$ 30,239

The table above shows that the increase in our cost of funds caused interest expense to increase $21.5 million from 2005 to 2006. In addition, the increase in volume of higher cost funding sources such as time deposits and borrowings caused interest expense to increase $4.2 million and $3.2 million, respectively, from 2005 to 2006.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. Net income for the year ended December 31, 2006 was $23.5 million, or $0.53 per diluted share, which was $9.3 million, or 28.3%, lower than 2005. The decrease is primarily due to a decrease in net interest income and a decrease in recovery of loan losses, partially offset by a decrease in income tax expense.

Net Interest Income. Net interest income for the year ended December 31, 2006 totaled $83.5 million, a decrease of $16.0 million, or 16.1% from the $99.5 million for the same period in 2005. The decrease in net interest income is primarily due to continued compression of our net interest margin.

Net interest margin was 2.46% for the year ended December 31, 2006, compared to 3.01% for 2005. The net interest spread for the year ended December 31, 2006 was 2.11% compared to 2.72% for the same period in 2005. The cost of interest bearing liabilities was 3.24% for the year ended December 31, 2006, compared with 2.42% for the same period in 2005, an increase of 82 basis points. This increase was partially offset by a 21 basis point increase in the yield on earning assets period to period. The decline in interest rate spread and net interest margin is primarily attributable to the flat-to-inverted yield curve environment that we experienced throughout 2006, coupled with increased deposit rates in 2006, a larger portion of our deposits being in time accounts and increased borrowings, as discussed in the Sources of Funds section of this Form 10-K. Average earnings assets increased $94.6 million from 2005 to 2006, lessening the impact of margin compression.

We could experience further compression in our net interest margin if the current inverted yield curve environment continues or if time deposits and borrowings continue to become a larger portion of our funding sources, which could also cause us to increase rates on savings and money market accounts. Any prolonged inversion of the yield curve resulting from increases in short-term interest rates could place additional pressure on our net interest margin as the spread between our short-term deposit rates and longer term loan rates narrows further.

(Recovery) Provision for Loan Losses. We establish provisions (recoveries) for loan losses, which are charged or credited to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses in the current loan portfolio. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events occur. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for or (recoveries of) loan losses in order to respectively increase or decrease the allowance.

We recorded a recovery of loan losses of $5.0 million for the year ended December 31, 2006 compared with a $9.0 million recovery of loan losses in 2005. Non-performing loans to total loans were 0.18% and 0.30%, at December 31, 2006 and 2005, respectively. The allowance for loan losses to non-performing loans and to total loans was 860.49% and 1.51%, respectively, at December 31, 2006, compared to 556.25% and 1.67%, respectively, at December 31, 2005. The Asset Quality section of this Form 10-K provides further information on the methodology used in determining the allowance for loan losses and loan loss provisions.

Non-Interest Income.

The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	2006	2005	$ Change	% Change
Service fees	$ 15,448	$ 15,904	$ (456)	(3%)
Trust and investment services	3,434	3,144	290	9%
Income from bank-owned life insurance	2,775	2,654	121	5%
Net gain on trading securities	32	-	32	-%
Net (loss) gain on sale of securities available-for-sale	(1,847)	196	(2,043)	(1,042%)
Net gain on sale of loans	189	207	(18)	(9%)
Gain on extinguishment of debt	2,783	-	2,783	-%
Other income	590	749	(159)	(21%)
Total non-interest income	$ 23,404	$ 22,854	$ 550	2%

The decrease in service fees is primarily attributed to a change in customer behavior to avoid charges for insufficient funds.

Net gain (loss) on sale of securities available-for-sale includes a net loss of $2.8 million on sales of available-for-sale securities from the second quarter of 2006 and a $943,000 gain on sale of Fannie Mae preferred stock from the third quarter of 2006. These sales were completed to help meet liquidity needs. See the Securities Activities section of this Form 10-K for additional information.

The gain on extinguishment of debt of $2.8 million was due to the impact of purchase accounting adjustments relative to $120.0 million of Federal Home Loan Bank advances that were called in the second quarter of 2006. See the Securities Activities section of this Form 10-K for additional information.

Non-Interest Expense.

The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	2006	2005	$ Change	% Change
Salaries and employee benefits	$ 39,767	$ 39,725	$ 42	-%
Occupancy and equipment expense	8,095	8,228	(133)	(2%)
Marketing expense	2,649	2,946	(297)	(10%)
Professional services	3,565	3,587	(22)	(1%)
Technology expense	7,588	7,582	6	-%
Amortization of intangible assets	7,539	8,362	(823)	(10%)
Other expense	8,490	9,508	(1,018)	(11%)
Total non-interest expense	$ 77,693	$ 79,938	$ (2,245)	(3%)

The Company's ratio of non-interest expense to average assets improved from 2.15% in 2005 to 2.05% in 2006.

Marketing expense decreased due in large part to on-going cost control efforts.

Amortization of intangible assets decreased primarily due to lower amortization on the core deposit intangible that arose from the BSB Bancorp, Inc. acquisition. This was partially offset by an increase in our non-compete amortization expense.

Other expenses deceased primarily due to net gains on sales of other real estate recognized in the fourth quarter of 2006 and decreases in postage, telephone, insurance and uncollected checks due in part to on-going cost control efforts.

Income Tax Expense. Income tax expense was $10.6 million on income before taxes of $34.2 million for the year ended December 31, 2006, resulting in an effective tax rate of 31.2% compared to income tax expense of $18.6 million on income before taxes of $51.5 million for 2005, resulting in an effective tax rate of 36.2%. The level of tax expense generally fluctuates with the respective level of income before income taxes. The effective rate for 2006 was favorably impacted by an increased dividends received deduction from the Company's wholly-owned real estate investment trust subsidiary ("REIT"). The effective tax rate in 2005 was impacted by the recapture of New York State bad debt reserves, as discussed in the Taxation section of this Form 10-K, resulting in additional state tax expense of $765,000 (net of Federal benefit), and the reduced ratio of tax-advantaged income to pre-tax income in 2005.

The 2007 New York State Proposed Budget Bill includes several provisions that would impact the taxation of the Company and its subsidiaries. Specifically, the bill would disallow the 60% exclusion for dividends paid by a real estate investment trust ("REIT"). Additionally, the bill may impact the treatment of certain Article 9A subsidiaries. This provision is not expected to impact the Company's 9A subsidiary as we do not currently meet the criteria in the budget proposal, but could have an impact if the activity of such subsidiary changes in the future.

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

Provision for Loan Losses. We recorded a negative provision for loan losses of $9.0 million for the year ended December 31, 2005 compared with a $1.2 million provision for loan losses in 2004. The negative provision in 2005 was the result of significant recoveries and continued improvement in asset quality, particularly during the third quarter of 2005, along with our continued evaluation of, and familiarity with, the loans acquired from BSB. Non-performing loans to total loans were 0.30% and 0.58%, at December 31, 2005 and 2004, respectively. The allowance for loan losses to non-performing loans and to total loans was 556.25% and 1.67%, respectively, at December 31, 2005, compared to 353.00% and 2.05%, respectively, at December 31, 2004.

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

For the year ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits including brokered time deposits, interest and principal payments and prepayments, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for additional borrowings, advances from the FHLB of New York and reverse repurchase agreements. At December 31, 2006, the Bank had $1.2 billion in available FHLB borrowing capacity, of which $894 million was outstanding. At December 31, 2006, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $256.7 million. Certificates of deposit which are scheduled to mature within one year totaled $771.3 million, excluding purchase accounting adjustments, at December 31, 2006, and borrowings that are scheduled to mature within the same period amounted to $290.2 million excluding purchase accounting adjustments, at such date.

Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Based on our deposit retention experience we anticipate that a majority of the time deposits maturing within the next year will be retained, though increased competitive pressures have resulted in increased outflows, which may continue. We are committed to maintaining an adequate liquidity position and monitor our liquidity position on a daily basis. If deposit outflow increases beyond reasonable levels, we will readjust our deposit pricing strategy or take other measures, such as discontinuing our share repurchases or increasing our reliance on wholesale funding sources, such as brokered time deposits or borrowings, to ensure ample liquidity. Beginning in the third quarter of 2006 we discontinued our reinvestment of security payments to help meet our liquidity needs. We anticipate that we will have sufficient funds to meet our current funding commitments, though it is possible that our reliance on wholesale funds will increase in the current competitive and interest rate environments, resulting in further upward pressure on our overall cost of funds.

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders, execute authorized share repurchases and to make interest payments on the junior subordinated obligations. At December 31, 2006, the total interest payments due in 2007 on the junior subordinated obligations amounts to approximately $3.7 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings, dividends from the Bank and investment income. At December 31, 2006, the Company had $35.7 million of cash and securities available-for-sale at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions. At December 31, 2006, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company. The Bank expects to continue to require prior approval of the OTS to pay dividends to the Company until 2009.

At December 31, 2006, 2,331,039 shares remain available for repurchase under the Company's repurchase programs. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase programs are each authorized for up to one year, and there can be no assurance that the Company will repurchase all shares authorized. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company. As of December 31, 2006, 7.4 million shares were purchased at a total cost of $85.5 million.

We intend to redeem $10.0 million of our junior subordinated obligations on April 22, 2007.

We do not anticipate any material capital expenditures for the foreseeable future, nor do we have any balloon payments due on any long-term obligations (other than scheduled maturities). In addition, we don't have any advances that can be called.

At December 31, 2006, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, our consolidated regulatory capital amounts and ratios are discussed below. The Company's consolidated and the Bank's leverage (Tier 1) capital at December 31, 2006 was $293.4 million and $256.4 million, respectively, or 8.4% and 7.3% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $175.3 million, or 5% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-weighted assets of at least 10%. At December 31, 2006, the Bank's total risk-based capital ratio was 12.8%.

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

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The new guidance is effective for us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This Statement defines fair value, establishes methods for measuring fair value and expands disclosures about fair value measurements. While this Statement does not require any new fair value measurements, it is intended to increase consistency and comparability in fair value measurements, and expand disclosures about fair value measurements among companies. This Statement is effective for us beginning January 1, 2008. The Company is currently evaluating the impact this will have on our current practice of measuring fair value and any additional disclosures required in our financial statements.

Contractual Obligations

We are contractually obliged to make payments as follows as of December 31, 2006 (in thousands):
		Payments Due by Period:
		Less Than			More Than
	Total (1)	1 Year	1-3 Years	3-5 Years	5 Years
Federal Home Loan Bank borrowings (2)	$ 893,958	$ 290,237	$ 593,300	$ 10,000	$ 421
Junior subordinated obligations	43,202	-	-	-	43,202
Operating leases	9,842	1,295	2,393	1,987	4,167
Other	1,163	-	-	-	1,163
Total obligations	$ 948,165	$ 291,532	$ 595,693	$ 11,987	$ 48,953

(1)	Excludes repurchase agreements and advances on our overnight line of credit with the FHLB.
(2)	Excludes fair value adjustment of $227,000 at December 31, 2006 on borrowings assumed from BSB.

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

As discussed in the "Comparison of Operating Results for the Years Ended December 31, 2006 and 2005" section of this Form 10-K, our net interest margin decreased in 2006. We could see further compression in our net interest margin if the current inverted yield curve environment continues or if competition for deposits continues, which would drive up the cost of retaining or attracting deposits. Furthermore, any prolonged inversion of the yield curve resulting from increases in short-term interest rates could place additional pressure on our net interest margin as the spread between our short-term deposit rates and our longer-term loan rates narrows further.

Quantitative Analysis. Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The model assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current conditions.

The following table sets forth the result of our net interest income simulation model as of December 31, 2006 and 2005.
Change in Interest	2006			2005
in Basis Points	Annual Net Interest Income			Annual Net Interest Income
(Rate Ramp)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	$ 76,221	$ (1,597)	(2.05%)
-100	77,059	(759)	(0.98%)	$ 97,300	$ 441	0.46%
Flat	77,818	-	-	96,859	-	-
+100	76,399	(1,419)	(1.82%)	96,231	(628)	-0.65%
+200	75,312	(2,506)	(3.22%)	95,268	(1,591)	-1.64%
+300	74,150	(3,668)	(4.71%)	94,494	(2,365)	-2.44%

The decrease in net interest income of $19.0 million in the flat rate scenario as of December 31, 2006 compared to December 31, 2005, reflects the projected full year effect of the net interest margin compression we experienced during the year ended December 31, 2006, as more fully discussed in the Comparison of Operating Results for the Year Ended December 31, 2006 and 2005 section of this Form 10-K. In the event of a gradual 200 basis point increase in interest rates across the yield curve, we estimate that we would experience a further 3.2%, or $2.5 million, decrease in net interest income. In the event of a gradual 200 basis point decrease in interest rates across the yield curve, we estimate that we would experience a further 2.1%, or $1.6 million, decrease in net interest income. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Partners Trust Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 17 to the Consolidated Financial Statements, the Company changed its method of quantifying errors in the financial statements in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), and our report dated March 12, 2007, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 12, 2007

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2006 and 2005
	2006	2005
Assets	(In thousands, except share data)
Cash and due from banks	$ 57,503	$ 58,137
Federal funds sold	15,850	-
Total cash and cash equivalents	73,353	58,137
Securities available-for-sale, at fair value	957,075	1,118,136
Securities held-to-maturity (fair value of $699 at December 31, 2006 and
$794 at December 31, 2005)	698	792
Federal Home Loan Bank of New York ("FHLB") stock	44,580	40,252
Loans held for sale	1,434	1,518
Loans receivable	2,315,912	2,194,035
Less: Allowance for loan losses	(34,824)	(36,451)
Net loans receivable	2,281,088	2,157,584
Premises and equipment, net	23,662	26,263
Accrued interest receivable	15,061	15,131
Bank-owned life insurance	73,508	70,733
Other real estate owned and repossessed assets	86	216
Goodwill	241,254	242,258
Other intangible assets, net	12,719	20,343
Other assets	22,325	27,580
Total Assets	$ 3,746,843	$ 3,778,943

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 225,518	$ 237,604
Interest bearing	2,013,449	2,086,956
Total deposits	2,238,967	2,324,560
Federal Home Loan Bank advances	894,186	749,183
Repurchase Agreements and other short-term debt	28,102	84,506
Other long-term debt	241	449
Mortgagors' escrow funds	20,812	19,819
Other liabilities	26,500	29,301
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,252,010	3,251,020

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and
51,086,328 and 50,454,791 shares issued at December 31, 2006 and
December 31, 2005, respectively	5	5
Additional paid-in capital	443,097	440,270
Retained earnings	151,714	139,107
Accumulated other comprehensive loss	(8,573)	(10,159)
Treasury stock (6,973,020 and 1,889,051 shares at December 31, 2006 and
December 31, 2005, respectively)	(80,521)	(22,196)
Unallocated ESOP shares (1,332,063 and 1,550,875 shares at December 31, 2006
and December 31, 2005, respectively)	(10,889)	(12,591)
Unearned restricted stock awards	-	(6,513)
Total shareholders' equity	494,833	527,923
Total Liabilities and Shareholders' Equity	$ 3,746,843	$ 3,778,943

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
	(In thousands, except per share data)
Interest income:
Loans, including fees	$ 129,189	$ 116,645	$ 80,158
Federal funds sold and interest bearing deposits	186	353	459
Securities	52,391	52,739	27,272
Total interest income	181,766	169,737	107,889

Interest expense:
Deposits:
Savings accounts	836	956	764
Money market accounts	10,682	7,886	3,193
Time accounts	45,491	31,660	17,169
NOW accounts	841	467	285
	57,850	40,969	21,411
Borrowings:
Repurchase agreements	594	380	263
FHLB advances	36,028	25,524	15,482
Mortgagors' escrow funds	269	265	198
	36,891	26,169	15,943
Junior subordinated obligations	3,514	3,068	1,243
Total interest expense	98,255	70,206	38,597
Net interest income	83,511	99,531	69,292
(Recovery of) provision for loan losses	(4,951)	(9,006)	1,160
Net interest income after (recovery of) provision for loan losses	88,462	108,537	68,132

Non-interest income:
Service fees	15,448	15,904	11,752
Trust and investment services	3,434	3,144	2,404
Income from bank-owned life insurance	2,775	2,654	1,927
Net gain on trading securities	32	-	-
Net (loss) gain on sale of securities available-for-sale	(1,847)	196	(75)
Other-than-temporary impairment of securities	-	-	(2,803)
Net gain on sale of loans	189	207	208
Gain on extinguishment of debt	2,783	-	-
Other income	590	749	427
Total non-interest income	23,404	22,854	13,840

Non-interest expense:
Salaries and employee benefits	39,767	39,725	30,580
Occupancy and equipment expense	8,095	8,228	5,276
Marketing expense	2,649	2,946	2,188
Professional services	3,565	3,587	2,520
Technology expense	7,588	7,582	5,931
Amortization of other intangible assets	7,539	8,362	5,086
Acquisition and conversion expense	-	-	5,051
Other expense	8,490	9,508	7,511
Total non-interest expense	77,693	79,938	64,143
Income before income tax expense	34,173	51,453	17,829
Income tax expense	10,649	18,646	5,689
Net income	$ 23,524	$ 32,807	$ 12,140

Basic earnings per share	$ 0.54	$ 0.69	$ 0.34
Diluted earnings per share	$ 0.53	$ 0.68	$ 0.33

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2006, 2005 and 2004
	Issued and Outstanding Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Unearned Unallocated ESOP Shares	Restricted Stock Awards	Total
		(In thousands, except share data)
Balance at December 31, 2003	27,680,761	$ 1,422	$ 63,410	$ 115,561	$ 1,902	$ (450)	$ (4,094)	$ (2,416)	$ 175,335
Net income	-	-	-	12,140	-	-	-	-	12,140
Other comprehensive loss, net of tax	-	-	-	-	(1,508)	-	-	-	(1,508)
Cash dividends ($0.24 per share)	-	-	-	(7,163)	-	-	-	-	(7,163)
Dissolve Partners Trust, MHC	(14,875,287)	-	-	59	-	-	-	-	59
Conversion of minority shares (12,872,594 shares issued
and par value changed)	-	(1,421)	1,421	-	-	-	-	-	-
Net proceeds from sale of common stock in second step
conversion, net of offering costs of $6,378	14,875,000	1	142,371	-	-	-	-	-	142,372
Common stock acquired by ESOP (1,190,000 shares)	-	-	-	-	-	-	(11,900)	-	(11,900)
Shares issued in purchase of BSB Bancorp, Inc.	20,270,464	2	202,703	-	-	-	-	-	202,705
Value of BSB Bancorp, Inc. stock options exchanged in acquisition	-	-	11,887	-	-	-	-	-	11,887
ESOP shares allocated (218,813 shares)	-	-	854	-	-	-	1,701	-	2,555
Restricted stock awarded under the Long-Term Equity Compensation Plan	23,402	-	259	-	-	224	-	(483)	-
Restricted stock forfeited	(14,971)	-	-	-	-	(101)	-	101	-
Amortization of unearned restricted stock awards	-	-	-	-	-	-	-	733	733
Excess tax benefit of restricted stock vesting	-	-	111	-	-	-	-	-	111
Purchase of treasury stock	(41,573)	-	-	-	-	(437)	-	-	(437)
Stock options exercised and related tax benefit	1,744,217	1	12,588	-	-	171	-	-	12,760
Balance at December 31, 2004	49,662,013	5	435,604	120,597	394	(593)	(14,293)	(2,065)	539,649
Net income	-	-	-	32,807	-	-	-	-	32,807
Other comprehensive loss, net of tax	-	-	-	-	(10,553)	-	-	-	(10,553)
Cash dividends ($0.28 per share)	-	-	-	(13,438)	-	-	-	-	(13,438)
ESOP shares allocated (218,813 shares)	-	-	722	-	-	-	1,702	-	2,424
Restricted stock awarded under the Long-Term Equity Compensation Plan	594,997	-	(259)	(859)	-	7,056	-	(5,938)	-
Amortization of unvested restricted stock awards	-	-	-	-	-	-	-	1,490	1,490
Excess tax benefit of restricted stock vesting	-	-	93	-	-	-	-	-	93
Purchase of treasury stock	(2,423,077)	-	-	-	-	(28,659)	-	-	(28,659)
Stock options exercised and related tax benefit	731,807	-	4,110	-	-	-	-	-	4,110
Balance at December 31, 2005	48,565,740	5	440,270	139,107	(10,159)	(22,196)	(12,591)	(6,513)	527,923
Cumulative adjustment to beginning retained earnings under SAB 108	-	-	-	1,364	-	-	-	-	1,364
Adjusted balance at January 1, 2006	48,565,740	5	440,270	140,471	(10,159)	(22,196)	(12,591)	(6,513)	529,287
Reclassification of unearned restricted stock awards to APIC in
accordance with SFAS No. 123R (863,249 shares)	-	-	(6,513)	-	-	-	-	6,513	-
Net income	-	-	-	23,524	-	-	-	-	23,524
Other comprehensive income, net of tax	-	-	-	-	4,029	-	-	-	4,029
Cash dividends ($0.28 per share)	-	-	-	(12,281)	-	-	-	-	(12,281)
ESOP shares allocated (218,812 shares)	-	-	786	-	-	-	1,702	-	2,488
Restricted stock forfeited (32,618 to treasury stock)	-	-	304	-	-	(304)	-	-	-
Amortization of unearned restricted stock awards	-	-	1,841	-	-	-	-	-	1,841
Excess tax benefit of restricted stock vesting	-	-	168	-	-	-	-	-	168
Purchase of treasury stock	(5,081,969)	-	-	-	-	(57,997)	-	-	(57,997)
Stock options exercised	629,537	-	4,557	-	-	(24)	-	-	4,533
Excess tax benefit of stock options exercised	-	-	514	-	-	-	-	-	514
Amortization of unvested stock options	-	-	1,170	-	-	-	-	-	1,170
Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	-	(2,443)	-	-	-	(2,443)
Balance at December 31, 2006	44,113,308	$ 5	$ 443,097	$ 151,714	$ (8,573)	$ (80,521)	$ (10,889)	$ -	$ 494,833

See accompanying notes to consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Operating activities
Net income	$ 23,524	$ 32,807	$ 12,140
Adjustments to reconcile net income to net cash
provided by operating activities:
(Recovery of) provision for loan losses	(4,951)	(9,006)	1,160
Depreciation and amortization	5,326	6,482	6,051
Income from bank-owned life insurance	(2,775)	(2,654)	(1,927)
Deferred tax expense	544	5,998	2,049
Net premium amortization on securities	617	1,617	2,752
Gain on sale of other real estate owned, net	(425)	(580)	(144)
Proceeds from sales of loans held for sale	26,827	24,386	30,666
Loans originated for sale	(26,554)	(24,590)	(27,260)
Gain on sale of loans, net	(189)	(207)	(208)
(Gain) loss on disposal of premises, net	(59)	(97)	423
Other-than-temporary impairment of securities	-	-	2,803
Purchases of trading securities	(5,000)	-	-
Proceeds from sales of trading securities	5,032	-	-
Net gain on trading securities	(32)	-	-
Net loss (gain) on sale of securities available-for-sale	1,847	(196)	75
Gain on extinguishment of debt	(2,783)	-	-
ESOP expense	2,488	2,424	2,555
Amortization of unearned restricted stock awards	1,841	1,490	733
Amortization of unvested stock options	1,170	-	-
Amortization of other intangible assets	7,539	8,362	5,086
(Increase) decrease in accrued interest receivable	(451)	(1,798)	323
Net change in other assets and other liabilities	(103)	(532)	3,440
Net cash provided by operating activities	33,433	43,906	40,717

Investing activities:
Net cash used in acquisition activities	-	-	(110,475)
Purchases of securities held-to-maturity	(6)	(58)	(398)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	100	507	397
Purchases of securities available-for-sale	(138,904)	(448,613)	(278,988)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	160,292	278,463	199,063
Proceeds from sales of securities available-for-sale	144,078	93,750	46,798
Purchases of FHLB stock	(43,733)	(42,530)	(16,473)
Redemptions of FHLB stock	39,405	38,672	14,822
Net (increase) decrease in loans	(122,604)	(103,039)	83,899
Purchases of premises and equipment	(1,253)	(2,162)	(4,198)
Proceeds from sale of premises and equipment	131	1,246	58
Proceeds from sale of land and buildings held for sale	-	704	-
Proceeds from sales of other real estate owned	2,306	2,475	1,285
Net cash provided by (used in) investing activities	39,812	(180,585)	(64,210)

(Continued)

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Financing activities:
Net (decrease) increase in deposits	$ (85,593)	$ 85,595	$ (102,087)
Net increase in mortgagors' escrow funds	993	1,128	3,758
Proceeds from FHLB advances	760,437	290,000	185,000
Net (decrease) increase in short-term borrowings	(52,600)	20,500	(8,470)
Repayment of FHLB advances	(612,195)	(240,055)	(144,605)
Net (decrease) increase in repurchase agreements and other borrowings	(4,011)	(11,170)	1,672
Net proceeds from sale of common stock	-	-	142,372
Cash dividends	(12,281)	(13,438)	(7,163)
Common stock acquired by ESOP	-	-	(11,900)
Dissolve Partners Trust, MHC	-	-	59
Purchase of treasury stock	(57,997)	(28,659)	(437)
Tax benefit realized from share-based payments	685	-	-
Proceeds from exercise of stock options	4,533	5,434	10,268
Net cash (used in) provided by financing activities	(58,029)	109,335	68,467
Net increase (decrease) in cash and cash equivalents	15,216	(27,344)	44,974
Cash and cash equivalents at beginning of year	58,137	85,481	40,507
Cash and cash equivalents at end of year	$ 73,353	$ 58,137	$ 85,481

Supplemental disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$ 97,602	$ 68,002	$ 37,968
Income taxes	7,125	9,656	5,716

Non-cash investing activity:
Increase in liability for securities purchased not settled	$ (153)	$ -	$ -
Transfer of loans to other real estate owned	1,751	1,056	1,088
Transfer of buildings held for sale to premises and equipment	-	-	3,045
Transfer of premises to buildings held for sale	355	24	1,298

Acquisition activity:
Fair value of non-cash assets acquired	$ -	$ -	$ 2,154,404
Fair value of liabilities assumed	-	-	2,070,658
Shares issued	-	-	202,705
Value of stock options exchanged in acquisition	-	-	11,887

See accompanying notes to consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
	(In thousands)

Net income	$ 23,524	$ 32,807	$ 12,140
Other comprehensive income (loss) net of tax:
Unrealized holding gains (losses) on securities available-for-sale
(pre-tax, $4,869, ($20,717), and ($2,892))	2,921	(12,430)	(1,735)
Reclassification adjustment for net loss (gain) on
Available-for-sale securities recognized in net income
(pre-tax amounts of $1,847, ($196), and $2,878)	1,108	(118)	1,727
Minimum pension asset (liability) arising during the year
(pre-tax amounts of $-, $3,326, and ($2,500))	-	1,995	(1,500)
Total other comprehensive income (loss)	4,029	(10,553)	(1,508)
Comprehensive income	$ 27,553	$ 22,254	$ 10,632

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

Securities

The Company classifies its securities as held-to-maturity, available-for-sale or trading at the time of purchase. At each reporting date, the appropriateness of the classification is reassessed. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Securities classified as trading are carried at fair value. Realized and unrealized gains and losses are reflected as a component of non-interest income. Securities not classified as held-to-maturity or trading are classified as available-for-sale and reported at fair value, with net unrealized gains and losses reflected as a separate component of accumulated other comprehensive income, net of taxes. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

Loans

Loans are reported at their outstanding principal balance net of charge-offs, the allowance for loan losses, net deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans. Interest income on loans is accrued based on the principal amount outstanding.

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

The allowance for loan losses is adjusted through charges or credits to earnings in the form of a provision for, or recovery of, loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance when received.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Smaller balance, homogeneous loans which are collectively evaluated for impairment, such as residential real estate and consumer loans, are specifically excluded from the classification of impaired loans. Impairment is measured based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of collateral. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

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

Loans Held for Sale and Mortgage Servicing Rights

The Company sells certain residential real estate loans in the secondary market. The Company may retain the right to service the loan, or may sell the loan servicing released. The Company makes the determination of whether or not to identify a loan as held for sale at the time the application is received from the borrower. In addition, from time to time the Company may transfer loans from the loan portfolio to held for sale for asset/liability management purposes or to provide additional liquidity. Loans held for sale are regularly evaluated on an aggregate basis to determine if fair value is less than carrying value. If necessary, a valuation allowance is recorded by a charge to income for unrealized losses attributable to changes in market interest rates. There was no valuation allowance necessary at December 31, 2006 or 2005. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

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

1. Summary of Significant Accounting Policies (Continued)

Employee Benefit Costs

The Company merged its two tax-qualified non-contributory pension plans in 2005. The merged plan covers substantially all former SBU (now known as Partners Trust Bank) employees that met eligibility requirements prior to November 1, 2002, and substantially all former BSB employees that met eligibility requirements prior to July 14, 2004. All benefits under the plans were frozen as of these respective dates. The Company also maintains a non-qualified supplemental retirement plan for an executive and a tax-qualified supplemental executive retirement plan under the terms of the Retirement Plan of BSB Bank & Trust Company. The costs of these plans are based on actuarial computations of current and future benefits, and is charged to current operating expenses. The Company also provides certain post-retirement medical, dental and life insurance benefits to substantially all former SBU employees and retirees that met eligibility requirements prior to November 1, 2002. Subsequent to the acquisition of BSB, benefits for most of the BSB active participants were changed to those under the Partners plan. However, a select group of active employees and all retirees/beneficiaries of BSB remained under the BSB plan provisions. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as eligible employees perform services to earn the benefits.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106 and 132 (R). SFAS No. 158 requires the Company to recognize the funded status of a single employees defined benefit post retirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. Any difference between the amount already reflected (generally the accrued or prepaid expense) and the required amount is reflected as an adjustment to accumulated other comprehensive income, on a net of tax basis. Changes in the funded status are recognized in comprehensive income in the year in which the change occurred.

However, gains or losses, prior services costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the Fiscal year in which the Statement is initially applied, are to be recognized as components of the ending balance of accumulated others comprehensive income, net of tax.

Share-Based Payment Arrangements

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

The Company also maintains a Long-Term Equity Compensation Plan (the "LTECP"), which consists of a stock option plan and a restricted stock plan. The primary objective of the LTECP is to enhance the Company's ability to attract and retain highly qualified officers, employees and directors, by providing such persons with stronger incentives to continue to serve the Company and its subsidiaries and to expend maximum effort to improve the business results and earnings of the Company.

On January 1, 2006, the Company adopted SFAS No. 123R, Accounting for Stock-Based Compensation, in accounting for its stock option plan and restricted stock plan. As of January 1, 2006, the Company began expensing options based on their grant date fair value in accordance with SFAS No. 123R. Prior to January 1, 2006, the Company accounted for stock options granted under the LTECP in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense was recognized only if the exercise price of the option was less than the fair value of the underlying stock at the grant date. All options granted under the LTECP had exercise prices equal to the stock's fair market value at the time of grant.

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

Comprehensive Income

Comprehensive income consists of net income, the net change in unrealized holding gains and losses on securities available-for-sale, the change in reclassification adjustment for net gains and losses on available-for-sale securities, and the change in minimum pension liability. All amounts are net of taxes.

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

2. Securities

The amortized cost and estimated fair value of securities are summarized as follows (in thousands):

	December 31, 2006
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury obligations	$ 1,038	$ -	$ 6	$ 1,032
Obligations of U.S. government sponsored corporations	412,958	344	3,780	409,522
Municipal obligations	54,421	579	173	54,827
Corporate debt securities	43,127	470	141	43,456
Fannie Mae preferred stock	10,000	62	-	10,062
Collateralized mortgage obligations	294,815	-	5,571	289,244
Other mortgage-backed securities	148,657	455	2,455	146,657
Other securities	2,275	-	-	2,275
Total available-for-sale	$ 967,291	$ 1,910	$ 12,126	$ 957,075

Held-to-maturity:
Other securities	$ 698	$ 1	$ -	$ 699
Total held-to-maturity	$ 698	$ 1	$ -	$ 699

	December 31, 2005
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury obligations	$ 1,036	$ -	$ 4	$ 1,032
Obligations of U.S. government sponsored corporations	419,560	29	7,266	412,323
Municipal obligations	57,568	563	273	57,858
Corporate debt securities	43,263	423	198	43,488
Fannie Mae preferred stock	17,197	197	114	17,280
Collateralized mortgage obligations	369,792	66	6,828	363,030
Other mortgage-backed securities	224,326	709	4,236	220,799
Other securities	2,326	-	-	2,326
Total available-for-sale	$ 1,135,068	$ 1,987	$ 18,919	$ 1,118,136

Held-to-maturity:
Other securities	$ 792	$ 2	$ -	$ 794
Total held-to-maturity	$ 792	$ 2	$ -	$ 794

The following provides information on temporarily impaired securities at the dates indicated (in thousands):
	December 31, 2006
	Less than 12 months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$ 40	$ -	$ 992	$ 6	$ 1,032	$ 6
Obligations of U.S. government sponsored corporations	37,177	268	334,539	3,512	371,716	3,780
Municipal obligations	7,675	6	13,118	167	20,793	173
Corporate debt securities	-	-	10,318	141	10,318	141
Collateralized mortgage obligations	26,153	470	262,288	5,101	288,441	5,571
Other mortgage-backed securities	24,445	424	98,688	2,031	123,133	2,455
Total temporarily impaired securities	$ 95,490	$ 1,168	$ 719,943	$ 10,958	$ 815,433	$ 12,126

2. Securities (Continued)
	December 31, 2005
	Less than 12 months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$ 1,032	$ 4	$ -	$ -	$ 1,032	$ 4
Obligations of U.S. government sponsored corporations	320,405	5,554	81,943	1,712	402,348	7,266
Municipal obligations	22,683	204	6,331	69	29,014	273
Corporate debt securities	8,727	127	11,434	71	20,161	198
Fannie Mae preferred stock	-	-	9,886	114	9,886	114
Collateralized mortgage obligations	262,021	4,494	94,438	2,334	356,459	6,828
Other mortgage-backed securities	135,845	2,036	61,826	2,200	197,671	4,236
Total temporarily impaired securities	$ 750,713	$ 12,419	$ 265,858	$ 6,500	$ 1,016,571	$ 18,919

Substantially all of the unrealized losses at December 31, 2006 relate to investment grade securities and are attributable to changes in market interest rates subsequent to purchase. There were no securities with unrealized losses that were individually significant dollar amounts at December 31, 2006. A total of 63 available-for-sale securities were in a continuous unrealized loss position for less than 12 months, and 323 securities for 12 months or longer. For securities with fixed maturities, there are no securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold securities with unrealized losses until a market price recovery (which, for fixed maturities, may be until maturity) the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The estimated fair value of privately issued collateralized mortgage obligations totaled $145.8 million and $195.7 million at December 31, 2006 and 2005, respectively. All other mortgage-backed securities and collateralized mortgage obligations at December 31, 2006 and 2005, were backed by either Fannie Mae, Freddie Mac or Ginnie Mae.

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$ 39,467	$ 39,324
Due after one year through five years	273,842	271,545
Due after five years through ten years	143,174	142,130
Due after ten years	55,061	55,838
	511,544	508,837
Mortgage-backed securities and collateralized
mortgage obligations	443,472	435,901
Total	$ 955,016	$ 944,738

During 2006 the Company realized gross gains on sales of available-for-sale securities of $944,000 and gross losses on available-for-sale securities of $2,791,000.

During the year ended December 31, 2005, the Company realized gross gains of $1,014,000 and gross losses of $818,000 related to the sales of securities available-for-sale.

During the year ended December 31, 2004, the Company realized gross gains of $100,000 and gross losses of $175,000 related to the sales of securities available-for-sale. During 2004 the Company recognized an other-than-temporary impairment loss of $2.8 million on Fannie Mae preferred stock.

Securities at December 31, 2006 and 2005 include approximately $847.0 million and $792.7 million, respectively, of securities which are pledged under various agreements.

2. Securities (Continued)

At December 31, 2006 and 2005, accumulated other comprehensive loss includes $6.1 million and $10.2 million, respectively, for unrealized holding losses, net of tax, on securities available for sale.

3. Loans Receivable

The components of loans receivable at the dates indicated are as follows (in thousands):

	December 31,
	2006	2005
Residential real estate	$ 1,191,229	$ 1,119,952
Commercial real estate	315,358	304,458
Commercial and industrial	158,474	173,113
Consumer, including home equity loans	633,912	583,059
Total loans receivable	2,298,973	2,180,582
Less:
Net deferred loan costs	16,939	13,453
Allowance for loan losses	(34,824)	(36,451)
Net loans receivable	$ 2,281,088	$ 2,157,584

The Company grants commercial, consumer and residential loans primarily throughout Oneida, Onondaga, Herkimer, Broome, Tioga and Chenango Counties in New York State. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions within these counties.

At December 31, 2006 and 2005, $886.5 million and $793.6 million, respectively, of residential mortgages were pledged as collateral for FHLB advances.

At December 31, 2006 and 2005 the Company had $407.1 million and $351.2 million, respectively, of indirect auto loans included within the consumer loan portfolio.

At December 31, 2006 and 2005 the Company had $11.4 million and $9.3 million, respectively, in loans to directors and executive officers. The following table sets forth the activity in loans to directors and executive officers and their related interests as defined in Federal Reserve Bank Regulation O (in thousands):

	2006	2005
Principal balance at beginning of year	$ 9,256	$ 11,489
New loans	3,032	238
Repayments and amortization	(850)	(2,471)
Principal balance at end of year	$ 11,438	$ 9,256

Loans made to directors and executive officers were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

At December 31, 2006, 2005 and 2004, impaired loans totaled approximately $2.1 million, $4.3 million and $8.2 million, respectively. There was no allowance for loan losses on impaired loans at December 31, 2006, 2005 and 2004. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was approximately $3.5 million, $5.8 million and $7.6 million, respectively. Interest income of $0, $48,000 and $37,000 was recognized on impaired loans while such loans were considered impaired during 2006, 2005 and 2004, respectively. Impaired loans do not include accruing loans classified as troubled debt restructurings totaling $319,000 and $335,000 as of December 31, 2006 and 2005, respectively.

The amount of loans on which the Company has ceased accruing interest totaled approximately $3.9 million, $6.4 million, $11.2 million at December 31, 2006, 2005 and 2004, respectively. The amount of interest not recorded on these nonaccrual loans was approximately $572,000, $701,000 and $404,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The amount of loans 90 days past due and still accruing at December 31, 2006, 2005 and 2004 totaled $177,000, $148,000 and $871,000, respectively.

3. Loans Receivable (Continued)

Changes in the allowance for loan losses for the years indicated are as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$ 36,451	$ 42,716	$ 8,608
Charge-offs	(4,782)	(15,586)	(14,490)
Recoveries	8,106	18,327	7,083
(Recovery of) provision for loan losses	(4,951)	(9,006)	1,160
Allowance acquired/recorded in BSB acquisition	-	-	40,355
Balance at end of year	$ 34,824	$ 36,451	$ 42,716

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were approximately $287.9 million, $313.5 million and $358.2 million at December 31, 2006, 2005 and 2004, respectively.

Custodial escrow balances included in demand deposits were approximately $5.1 million and $5.3 million at December 31, 2006 and 2005, respectively.

4. Premises and Equipment

Premises and equipment at cost less accumulated depreciation at the dates indicated are as follows (in thousands):

	December 31,
	2006	2005
Land	$ 5,188	$ 5,189
Banking premises	27,241	27,452
Furniture, fixtures and equipment	16,907	16,055
Construction in process	295	306
Total cost	49,631	49,002
Less: Accumulated depreciation	(25,969)	(22,739)
	$ 23,662	$ 26,263

Depreciation expense was approximately $3.5 million, $3.9 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

5. Other Intangible Assets

The following table summarizes the Company's intangible assets that are subject to amortization (in thousands):

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 27,510	$ 19,586	$ 7,924
Mortgage servicing rights	1,673	829	844
Non-compete covenants	5,097	1,807	3,290
Trust relationship intangible	1,267	606	661
Total	$ 35,547	$ 22,828	$ 12,719

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangible	$ 27,510	$ 13,514	$ 13,996
Mortgage servicing rights	1,556	628	928
Non-compete covenants	5,097	532	4,565
Trust relationship intangible	1,267	413	854
Total	$ 35,430	$ 15,087	$ 20,343

5. Other Intangible Assets (Continued)

Amortization expense for intangible assets for the next five years and thereafter is estimated as follows (in thousands):

	Core Deposit	Mortgage Servicing	Non-Compete	Trust Relationship
	Intangible	Rights	Covenants	Intangible (1)	Total
2007	$ 4,356	$ 182	$ 1,462	$ 167	$ 6,167
2008	2,641	172	1,462	140	4,415
2009	927	137	366	113	1,543
2010	-	101	-	87	188
2011	-	36	-	67	103
Thereafter	-	216	-	87	303
Total	$ 7,924	$ 844	$ 3,290	$ 661	$ 12,719

(1) The Company has entered into an agreement to sell its trust assets to Chemung Canal Trust Company. At the time the sale occurs, any unamortized trust relationship intangible will be recognized as a reduction of the gain on the sale. The sale is expected to occur in the second quarter of 2007.

6. Deposits

Deposits consisted of the following at the dates indicated (in thousands):

	December 31,
	2006	2005

Savings accounts	$ 237,523	$ 271,424
Money market accounts	483,430	524,965
Time accounts	1,035,108	1,039,132
Demand deposits and NOW accounts	482,906	489,039
Total deposits	$ 2,238,967	$ 2,324,560

The maturity of time accounts at December 31, 2006 follows (dollars in thousands):

	December 31, 2006
Maturity	Amount	Percent

One year or less	$ 771,325	74.5%
Over one year to two years	182,654	17.6%
Over two years to three years	50,616	4.9%
Over three years to four years	20,813	2.0%
Over four years to five years	9,174	0.9%
Over five years	526	0.1%
Total time accounts	$ 1,035,108	100.0%

The aggregate amount of time accounts $100,000 or greater was approximately $440.9 million and $453.5 million at December 31, 2006 and 2005, respectively. Deposit amounts in excess of $100,000 are not federally insured.

7. Borrowings

The following is a summary of borrowings at the dates indicated (in thousands):

	December 31,
	2006	2005
Repurchase agreements	$ 28,102	$ 31,906
Federal Home Loan Bank term advances	894,186	749,183
Federal Home Loan Bank overnight line of credit	-	52,600
Other	241	449
Total borrowings	$ 922,529	$ 834,138

7. Borrowings (Continued)

In the second quarter, $50.0 million, $30.0 million and $40.0 million of Federal Home Loan Bank ("FHLB") borrowings were called on April 4, 2006, April 6, 2006 and June 23, 2006, respectively. The two borrowings called in April had a book rate of 4.41% while the borrowing called in June had a book rate of 4.63%. The borrowings were acquired from the BSB Bancorp, Inc. acquisition in 2004 and were recorded at fair value. We have been accreting the purchase accounting adjustment over the life of the borrowings as a reduction of interest expense. When the borrowings were called, we recorded a $2.8 million gain on extinguishment of debt in non-interest income which represented the unaccreted purchase accounting adjustment.

The following table sets forth certain information with respect to the overnight lines of credit and repurchase agreements at and for the years indicated (dollars in thousands):

	December 31,
	2006	2005	2004

FHLB Overnight Lines of Credit:
Maximum month-end balance	$ 72,304	$ 72,200	$ 76,000
Balance at end of year	-	52,600	32,100
Average balance during year	31,027	28,614	13,534
Weighted average interest rate at end of year	5.33%	4.30%	2.36%
Weighted average interest rate during year	4.79%	2.75%	1.82%

Repurchase agreements:
Maximum month-end balance	$ 32,471	$ 41,167	$ 44,675
Balance at end of year	28,102	31,906	42,578
Average balance during year	27,697	36,339	34,894
Weighted average interest rate at end of year	2.79%	1.45%	0.84%
Weighted average interest rate during year	2.31%	1.13%	0.85%

Repurchase agreements outstanding at December 31, 2006 are at interest rates ranging from 0.35% to 7.25%, and were at interest rates ranging from 0.10% to 7.71% at December 31, 2005. At December 31, 2006 and 2005, the fair value of securities pledged under repurchase agreements approximated $34.2 million and $40.1 million, respectively.

As of the dates indicated, the contractual amounts of FHLB term advances mature as follows (dollars in thousands):

	December 31, 2006		December 31, 2005
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount
Maturing
2006			3.62%	$ 295,059
2007	4.27%	$ 290,261	3.59%	180,261
2008	4.79%	360,026	3.93%	130,026
2009	5.22%	233,327	4.31%	20,027
2010	5.35%	10,029	6.08%	29
2011	6.08%	31	4.48%	120,031
Thereafter	6.08%	284	6.08%	284
Total FHLB term advances	4.74%	$ 893,958	3.81%	$ 745,717

The Company had available $1.21 billion and $1.14 billion in borrowing capacity with the FHLB (including the overnight lines of credit, and subject to limitations) at December 31, 2006 and 2005, respectively, of which approximately $894.0 and $798.3 million, respectively, was outstanding (excludes fair value adjustments of $227,000 and $3.5 million at December 31, 2006 and 2005, respectively, on borrowings assumed from BSB.). At December 31, 2006, the Company had available lines of credit of $300.0 million with the FHLB, subject to the amount of available collateral, and had $0 outstanding as of December 31, 2006. Borrowings with the FHLB are collateralized by certain mortgage loans, mortgage-backed securities, other investment securities, and FHLB stock under a blanket pledge agreement with the FHLB.

8. Junior Subordinated Obligations

The Company acquired three subsidiaries of BSB Bancorp that were formed to issue trust preferred securities: BSB Capital Trust I, L.L.C. ("Trust I"), BSB Capital Trust II, L.L.C. ("Trust II") and BSB Capital Trust III, L.L.C. ("Trust III"). The Company owns 100% of the common interest of each of the trusts.

Trust I has outstanding $16.5 million of 8.125% fixed rate trust preferred securities. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The proceeds from the offering of Trust I are invested in junior subordinated obligations of the Company, which are the sole assets of the trust. The Company has the right to redeem the junior subordinated obligations annually beginning on July 31, 2008.

Trust II has outstanding $10.0 million of floating rate securities maturing in 2032. These securities pay interest at the six-month London InterBank Offering Rate ("LIBOR") plus 370 basis points. The trust preferred securities are non-voting, mandatorily redeemable in 2032 and guaranteed by the Company. The proceeds from the offering of Trust II are invested in junior subordinated obligations of the Company, which are the sole assets of the trust. The Company has the right to redeem the junior subordinated obligations semi-annually on any April 22 or October 22 beginning on April 22, 2007. We intend to redeem these obligations on April 22, 2007.

Trust III has outstanding $15.0 million of floating rate securities maturing in 2033. These securities pay interest at the three-month LIBOR plus 335 basis points. The trust preferred securities are non-voting, mandatorily redeemable in 2033 and guaranteed by the Company. The proceeds from the offering of Trust III are invested in junior subordinated obligations of the Company, which are the sole assets of the trust. The Company has the right to redeem the junior subordinated obligations quarterly on or after January 7, 2008.

The Company had a $1.7 million investment in the trusts at December 31, 2006 and 2005.

The trusts are variable interest entities ("VIE's") as defined by FASB Interpretation No. 46 ("FIN 46 R"). The Company is not the primary beneficiary of the VIE's and as such they are not consolidated in the Company's financial statements in accordance with FIN 46R. Liabilities owed to the trusts, totaling $43.2 million, were reflected as liabilities in the consolidated balance sheets at December 31, 2006 and 2005.

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

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$ 40,612	$ 37,582	$ 9,227	$ 8,936
Service cost	-	-	179	192
Interest cost	2,228	2,202	504	523
Actuarial (gain) loss	(1,310)	2,968	(1,638)	94
Benefits paid	(2,742)	(2,140)	(781)	(536)
Plan amendments	-	-	-	18
Benefit obligation at end of year	$ 38,788	$ 40,612	$ 7,491	$ 9,227

Change in plan assets:
Fair value of plan assets
at beginning of year	$ 42,918	$ 35,820	$ -	$ -
Actual return on plan assets	3,701	1,882	-	-
Employer contributions	-	7,356	781	536
Benefits paid	(2,742)	(2,140)	(781)	(536)
Fair value of plan assets at end of year	$ 43,877	$ 42,918	$ -	$ -
Funded status at end of year	$ 5,089	$ 2,306	$ (7,491)	$ (9,227)

The funded status of the pension and postretirement benefits has been recognized as follows in the consolidated balance sheet at December 31, 2006 (in thousands). An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan:

	Pension Benefits	Postretirement Benefits
Asset (liability)	$ 5,089	$ (7,491)
Funded status	$ 5,089	$ (7,491)

Information concerning the funded status of the pension and postretirement benefit plans and the amounts recognized in the consolidated balance sheet at December 31, 2005, prior to the adoption of SFAS No. 158, is summarized below (in thousands):

	Pension Benefits	Postretirement Benefits
Reconciliation of funded status to net amount recognized:
Funded status	$ 2,306	$ (9,227)
Unrecognized prior service cost	-	449
Unrecognized actuarial loss (gain)	7,512	(1,125)
Net prepaid (accrued) benefit recognized	$ 9,818	$ (9,903)

9. Employee Benefit Plans (Continued)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at December 31, 2006 that have not yet been recognized as components of net periodic benefit cost or credit consist of (in thousands):

	Pension Benefits	Postretirement Benefits
Unrecognized actuarial loss (gain)	$ 6,084	$ (2,749)
Unrecognized prior service cost	-	407
	$ 6,084	$ (2,342)

The postretirement benefits plan has an accumulated benefit obligation of $7.5 million and $9.2 million at December 31, 2006 and 2005, respectively.

The composition of the net periodic benefit plan (credit) cost for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$ -	$ -	$ -	$ 179	$ 192	$ 100
Interest cost	2,228	2,202	919	504	523	235
Amortization of unrecognized actuarial loss (gain)	245	-	-	(13)	(22)	(104)
Amortization of unrecognized
prior service cost	-	30	-	42	40	21
Expected return on plan assets	(3,828)	(3,131)	(1,277)	-	-	-
Net periodic benefit plan (credit) cost	$ (1,355)	$ (899)	$ (358)	$ 712	$ 733	$ 252

The estimated unrecognized loss for the defined benefit pension plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $161,000. The estimated unrecognized gain and prior service cost for the postretirement plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $153,000 and $111,000, respectively.

The following weighted-average assumptions were used to determine benefit obligations for these plans:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.88%	5.63%	6.00%	5.88%	5.63%	6.00%

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.63%	6.00%	6.25%	5.63%	6.00%	6.25%
Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plans' target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plans' target allocation, the result is an expected return of 7% to 11%.

For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. This rate was assumed to decrease gradually to 3.75% by 2012 and remain at that level thereafter.

9. Employee Benefit Plans (Continued)

The health care cost trend rate assumption can have a significant effect on the amounts reported. If the health care cost trend rate were increased one percent, the accumulated post-retirement benefit obligation as of December 31, 2006 would have increased by $441,000 and the aggregate of service and interest cost would have increased by $100,000. If the health care cost trend rate were decreased one percent, the accumulated post-retirement benefit obligation as of December 31, 2006 would have decreased by $382,000 and the aggregate of service and interest cost would have decreased by $65,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The reduction of the accumulated postretirement benefit obligations ("APBO") for the plan due to the subsidy is approximately $2.0 million as of October 1, 2006. The reduction of net periodic benefit cost for this portion of the plan was immaterial in 2006, 2005 and 2004.

Plan assets for the Partners Trust Bank pension plan are managed by the Company's internal trust department. Plan assets for the former BSB pension plan were managed by RSI Retirement Trust until May 2005, at which time the Company's internal trust department took over the management of the assets. The Company has entered into an agreement to sell its trust assets to Chemung Canal Trust Company ("Chemung"), which would include the plan assets. As part of the agreement, the Company must leave the plan assets under Chemung's management through March 31, 2009 subject to fiduciary and performance requirements. The sale is expected to occur in the second quarter of 2007. The pension plan's weighted-average asset allocations at October 1, 2006 and 2005 by asset category are as follows:

	Partners Trust Bank Pension
	Plan assets at
	October 1, 2006	October 1, 2005
Equity securities	62%	40%
Debt securities	35%	28%
Cash equivalents	3%	32%
	100%	100%

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

The selection of cash equivalents include money market funds, approved certificates of deposits and short-term government, agency or corporate issues.

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company does not expect to make contributions in 2007. The Company expects to contribute approximately $449,000 to the postretirement plan in 2007.

9. Employee Benefit Plans (Continued)

The following benefit payments, are expected to be paid from the pension plan:

Year ending December 31:
2007	$ 2.1 million
2008	2.1 million
2009	2.1 million
2010	2.1 million
2011	2.2 million
Years 2012-2016	$ 12.0 million

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the postretirement benefit plan:

Year ending December 31:
2007	$ 449,000
2008	466,000
2009	451,000
2010	445,000
2011	444,000
Years 2012-2016	$ 2.2 million

Defined Contribution Plan

The Company maintains a defined contribution employee savings 401(k) plan. Company contributions associated with the plan amounted to approximately $621,000, $596,000 and $462,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Supplemental Retirement Income Agreements

The Company maintains an Executive Supplemental Retirement Income Agreement (the "SERP") with the Chief Executive Officer (the "CEO"). Under the terms of the SERP, upon the CEO's retirement on or after attainment of age 65, the CEO will be entitled to an annual supplemental retirement income benefit equal to 60% of his average annual base salary over the three years prior to retirement or attainment of age 65, payable in monthly installments for 180 months. The SERP also contains provisions regarding the benefits payable to the CEO or his beneficiary in the event of early retirement, disability, death or a change in control of the Company. The Company has also entered into an endorsement split dollar agreement for the benefit of the CEO, under which the Company purchased life insurance to provide death benefits to the CEO's beneficiary until the CEO attains age 60. The Company will pay the annual premiums on the policy and will have an interest in the policy equal to the greater of the aggregate amount of the premiums paid or the policy's entire cash surrender value. The cash surrender value of the life insurance policy as of December 31, 2006 and 2005 was $371,000 and $293,000, respectively.

In addition, the Company maintains a Supplemental Executive Retirement Plan for the former BSB Bancorp, Inc.

The following table represents a reconciliation of the change in the benefit obligation, plan assets and funded status of the SERP plans at December 31 (using a measurement date of January 1, 2007 and 2006 and October 1, 2006 and October 1, 2005) (in thousands):

	SERPs
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$ 2,040	$ 1,755
Service cost	127	111
Interest cost	134	116
Actuarial (gain) loss	(805)	71
Benefits paid	(13)	(13)
Benefit obligation at end of year	$ 1,483	$ 2,040

9. Employee Benefit Plans (Continued)

The funded status of the SERP plans has been recognized as follows in the consolidated balance sheet at December 31, 2006 (in thousands). A liability is recognized for an underfunded plan.

SERPs
Liabilities	$ (1,483)
Funded status	$ (1,483)

Information concerning the funded status of the SERP plans and the amounts recognized in the consolidated balance sheet at December 31, 2005 (in thousands), prior to the adoption of SFAS No. 158, is summarized below:

SERPs
Reconciliation of funded status to net amount recognized:
Funded status	$ (2,040)
Unrecognized actuarial loss	1,146
Unrecognized prior service cost	-
Net accrued benefit recognized	$ (894)

Pre-tax amounts recognized in accumulated other comprehensive income at December 31, 2006 that have not yet been recognized as components of net periodic benefit cost consist of (in thousands):

SERPs
Unrecognized actuarial loss	$ 21
Unrecognized prior service cost	300
$ 321

The following table is presented as the plans have an accumulated benefit obligation in excess of plan assets for the periods presented (in thousands):

	SERPs
	2006	2005
Projected benefit obligation	$ 1,483	$ 2,040
Accumulated benefit obligation	1,250	1,516
Fair value of plan assets	-	-

The composition of the net periodic benefit plan cost for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	SERPs
	2006	2005	2004
Service cost	$ 127	$ 111	$ 111
Interest cost	134	116	116
Net periodic benefit plan cost	$ 261	$ 227	$ 227

The estimated unrecognized prior service cost for the SERP that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $62,000.

Unrecognized net actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets are amortized over the average remaining service period of active plan participants.

9. Employee Benefit Plans (Continued)

The following weighted-average assumptions were used to determine benefit obligations for these plans:

	SERPs
	2006	2005	2004
Discount rate	5.88%	6.62%	6.65%
Rate of compensation increase	3.50%	3.50%	3.50%

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	SERPs
	2006	2005	2004

Discount rate	6.57%	6.66%	6.69%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the supplemental executive retirement plans:

Year ending December 31:
2007	$ 13,000
2008	25,000
2009	28,000
2010	54,000
2011	89,000
Years 2012-2016	$ 1.1 million

Effect of Implementing FASB Statement No. 158

The following table displays the effect on the consolidated balance sheet of implementing a new accounting standard which applies to the pension, postretirement, SERP plans, as of December 31, 2006 (in thousands):

	Incremental Effect of Applying SFAS No. 158
	on Individual Line Items in the Consolidated Balance Sheet
	December 31, 2006
	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Prepaid pension asset	$ 11,173	$ (6,084)	$ 5,089
Deferred income taxes	14,672	1,620	16,292
Total assets	3,751,307	(4,464)	3,746,843

Postretirement liability	9,811	(2,342)	7,469
SERP liabilities	1,143	321	1,464
Total liabilities	3,254,031	(2,021)	3,252,010

Accumulated other comprehensive income	(6,130)	(2,443)	(8,573)
Total stockholders' equity	$ 497,276	$ (2,443)	$ 494,833

10. Share-Based Payment Arrangements

Employee Stock Ownership Plan

The Company maintains an ESOP to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $5.1 million in 2002 and $11.9 million in 2004 from the Company and used the funds to purchase a total of 2,188,128 shares of Company stock. These loans will be repaid principally from the Company's discretionary contributions to the ESOP over ten year amortization periods. At December 31, 2006 and 2005, the ESOP had total loans outstanding of $11.5 million and $13.0 million, respectively, with a weighted average interest rate of 4.63% and 4.64% for 2006 and 2005, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loans are repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation. Unallocated ESOP shares are pledged as collateral on the loans and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made to the ESOP each plan year ending on December 31. The Company recorded approximately $2.5 million, $2.4 million and $2.6 million of compensation expense related to the ESOP for the years ended December 31, 2006, 2005 and 2004, respectively.

The ESOP shares as of December 31 were as follows:	2006	2005
Allocated shares	813,815	620,721
Unallocated shares	1,332,063	1,550,875
Total ESOP shares	2,145,878	2,171,596
Market value of unallocated shares at December 31 (in thousands)	$ 15,505	$ 18,688

Stock Option Plan

Under the LTECP, 2,577,350 shares of authorized but unissued common stock are reserved for issuance upon option exercises. The Company also has the alternative to fund option exercises with treasury stock. Options under the LTECP may be either nonqualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value of the stock on the grant date. Options expire no later than ten years following the grant date and vest at a rate of 20% per year.

The Company issued 27,000 new stock options and recognized compensation cost related to stock options of $1.2 million for the year ended December 31, 2006. The excess tax benefit recognized as a credit to additional paid-in capital for stock options exercised during the year ended December 31, 2006 was $514,000. The total remaining unrecognized compensation cost related to unvested stock options was $2.9 million at December 31, 2006, which has a weighted average remaining life of 3.0 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company's stock. Historical option exercise and employee termination activity is used to estimate the expected term of options granted and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table presents the weighted-average assumptions and resulting estimated weighted-average fair value for grants made during the years ended 2006, 2005 and 2004. There were 27,000, 1,289,248 and 137,138 options granted during the years ended December 31, 2006, 2005 and 2004, respectively.

	2006	2005	2004
Expected volatility	22.04%	23.65%	47.41%
Expected dividend yield	2.52%	2.33%	1.69%
Expected term (in years)	5	5	5
Risk-free interest rate	4.81%	3.92%	3.16%
Weighted-average fair value	$ 2.40	$ 2.65	$ 6.60

10. Share-Based Payment Arrangements (Continued)

The following is a summary of the Company's stock options as of and for the years ended December 31, 2006, 2005 and 2004:
	2006			2005		2004
			Weighted Average
		Weighted Average	Remaining Contractual		Weighted Average		Weighted Average
	Shares	Exercise Price	Term (Years)	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,055,620	$ 8.61		3,635,230	$ 7.98	1,105,765	$ 6.89
BSB Bancorp options exchanged	-	-		-	-	4,452,206	7.34
Granted	27,000	11.26		1,289,248	9.99	137,138	16.28
Exercised	(631,537)	7.22		(731,807)	7.54	(1,744,217)	5.89
Forfeited	(110,457)	9.72		(137,051)	11.11	(315,662)	10.29
Outstanding at end of year	3,340,626	$ 8.86	6.4	4,055,620	$ 8.61	3,635,230	$ 7.98
Exercisable at end of year	2,025,877	$ 8.13	5.4	2,038,113	$ 7.47	2,497,817	$ 7.39
Expected to vest at the end of the year	1,221,996	$ 9.94	7.8	N/A	N/A	N/A	N/A

Total intrinsic value of options exercised during the years ended 2006, 2005 and 2004 was $2.8 million, $2.7 million and $8.0 million, respectively.

The total intrinsic value of options exercisable at December 31, 2006 is $7.4 million. The total intrinsic value of options expected to vest at December 31, 2006 is $2.5 million.

Restricted Stock Plan

Under the restricted stock plan, 1,094,064 shares of authorized but unissued shares are reserved for issuance. The Company also can fund the restricted stock plan with treasury stock. The fair market value of the shares awarded under the restricted stock plan is being amortized to expense on a straight-line basis over the five year vesting period of the underlying shares. Compensation expense related to the restricted stock plan was $1.8 million, $1.5 million and $733,000 in 2006, 2005 and 2004, respectively. The remaining unearned compensation cost is $4.4 million and $6.5 million at December 31, 2006 and 2005, respectively. Shares awarded under the restricted stock plan were transferred from treasury stock at cost with the difference between the fair market value on the grant date and the cost basis of the shares recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. Upon adoption of SFAS No. 123R the balance of unearned compensation as of December 31, 2005 was transferred to additional paid-in capital.

Effective January 1, 2006, restricted stock awards granted under the LTEC Plan are also accounted for in accordance with SFAS No. 123R. The fair value of the shares awarded, measured as of the grant date, is recognized and amortized on a straight-line basis to compensation expense over the vesting period of the awards.

The following is a summary of the restricted stock plan as of and for the years ended December 31, 2006, 2005 and 2004:
	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Beginning of year	863,249	$ 9.29	339,474	$ 7.75	402,576	$ 6.79
Granted	-	-	594,997	9.98	23,402	20.66
Forfeited	(32,618)	9.33	-	-	(14,971)	6.79
Vested	(190,217)	9.13	(71,222)	7.70	(71,533)	6.79
End of year	640,414	$ 9.34	863,249	$ 9.29	339,474	$ 7.75

10. Share-Based Payment Arrangements (Continued)

The total value of restricted stock vested during the years ended December 31, 2006 and 2005 was $2.2 million, $781,000 and $765,000, respectively.

Pro forma disclosures for the years ended December 31, 2005 and 2004, utilizing the estimated fair value of the options granted, are as follows (in thousands, except per share data):

	2005	2004
Net income, as reported	$ 32,807	$ 12,140
Add: Stock-based compensation expense related to restricted stock
awards included in reported net income, net of related tax effects	896	441
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(1,609)	(855)
Pro forma net income	$ 32,094	$ 11,726
Basic earnings per share:
As reported	$ 0.69	$ 0.34
Pro forma	$ 0.67	$ 0.33
Diluted earnings per share:
As reported	$ 0.68	$ 0.33
Pro forma	$ 0.67	$ 0.32

11. Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$ 9,633	$ 11,680	$ 2,641
State	472	968	999

Deferred:
Federal	676	3,150	2,135
State	(132)	2,848	(86)
	$ 10,649	$ 18,646	$ 5,689

A reconciliation of the applicable federal statutory rate to the effective income tax rate for the years indicated is as follows:

	2006	2005	2004

Federal statutory income tax rate	35%	35%	35%
State tax, net of Federal benefit	1	5	3
Tax exempt income on securities and loans	(3)	(2)	(4)
Income from bank-owned life insurance	(3)	(2)	(4)
Other	1	-	2
Effective income tax rate	31%	36%	32%

11. Income Taxes (Continued)

The components of deferred income taxes (included in other assets in the consolidated balance sheets) and the changes therein are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$ 12,795	$ 13,529
Accrued postretirement benefits	3,912	3,853
Deferred compensation	1,342	1,090
Capital loss carryforward	1,020	460
Prepaid pension adjustment - FAS 158	2,426	-
Other-than-temporary impairment of securities	-	1,118
State operating losses and tax credits	1,447	1,297
Other	1,520	1,456
Net unrealized loss on securities available-for-sale	4,086	6,773
Total deferred tax assets	28,548	29,576

Deferred tax liabilities:
Prepaid pension	(4,370)	(3,499)
Deferred loan costs	(4,644)	(3,680)
Purchase accounting adjustments, net	(2,919)	(4,136)
Other	(323)	(552)
Post retirement liability adjustment - FAS 158	(806)	-
Total deferred tax liabilities	(13,062)	(11,867)
Net deferred tax assets at end of year	15,486	17,709
Net deferred tax assets at beginning of year	17,709	17,492
Change in net deferred tax asset	(2,223)	217
Less: Change in deferred tax asset/liability on net unrealized
loss/gain on securities available-for-sale	(2,687)	8,365
Change in deferred tax on minimum pension liability	-	(1,330)
Change in deferred tax on prepaid pension - FAS 158	2,426
Change in deferred tax on post retirement liability - FAS 158	(806)	-
Net deferred tax liabilities attributable to SAB 108 adjustment	(612)
Net deferred tax attributable to purchase accounting	-	(820)
Deferred tax expense	$ (544)	$ (5,998)

The Company has unused New York State charitable contribution carryforwards of approximately $2.3 million and $2.1 million at December 31, 2006 and 2005, respectively. The carryforwards expire in various years between 2007 and 2011. The Company also has Federal and New York State capital loss carryforwards of $2.4 million and $3.4 million, respectively at December 31, 2006 that expire in 2009-2011.

Deferred tax assets are recognized subject to management's judgment that these tax benefits will more likely than not be realized. Based on the sufficiency of taxable temporary items, historical taxable income, as well as anticipated future taxable income, the Company believes it is more likely than not that the gross deferred tax assets at December 31, 2006 and 2005 will be realized.

11. Income Taxes (Continued)

As a thrift institution, the Company is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal and New York State base-year reserves of $5.1 million at December 31, 2006 and 2005, since the Company does not expect that these amounts will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $1.8 million at December 31, 2006. The unrecognized deferred tax liability with respect to the New York State base-year reserve was $249,000 (net of Federal benefit) at December 31, 2006.

At December 31, 2006, the Company has state net operating loss carryforwards of $5.5 million which expire in 2024. At December 31, 2006, the Company also has New York State tax credit carryforwards of $2.0 million which may be carried forward indefinitely.

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

12. Earnings Per Share

The following summarizes the computation of earnings per share for the years ended December 31 (in thousands except per share data):

	2006	2005	2004
Basic earnings per share:
Income available to common shareholders	$ 23,524	$ 32,807	$ 12,140
Weighted average basic shares outstanding	43,619	47,556	36,003
Basic earnings per share	$ 0.54	$ 0.69	$ 0.34

Diluted earnings per share:
Income available to common shareholders	$ 23,524	$ 32,807	$ 12,140
Weighted average basic shares outstanding	43,619	47,556	36,003
Effect of dilutive securities:
Stock options	514	764	703
Unearned restricted stock awards	215	177	144
Weighted average diluted shares outstanding	44,348	48,497	36,850
Diluted earnings per share	$ 0.53	$ 0.68	$ 0.33

The computation of the number of dilutive securities for 2006, 2005 and 2004 excludes 806,964, 472,380 and 478,493 options, respectively, because the exercise prices of these options was greater than the average market price for the period.

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

13. Commitments and Contingencies (Continued)

The following presents financial instruments whose contract amounts represent credit risk at the dates indicated (in thousands):

	Contract Amount at
	December 31,
	2006	2005

Commitments to extend credit	$ 77,538	$ 106,783
Letters of credit	6,418	5,829
Unused portions of lines of credit	179,200	236,392

As of December 31, 2006 and 2005, fixed rate loan commitments totaled $59.3 million and $54.3 million, with rates between 5.0% - 13.15%% and 4.86% - 14.5%, respectively.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company's standby letters of credit at December 31, 2006 and 2005 was insignificant.

For both commitments to extend credit and letters of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate.

The Company is required to maintain a reserve balance, as established by Federal Reserve Board regulations. The required average total reserve for the 14-day maintenance periods including December 31, 2006 and 2005 was $780,000 for both years, which was satisfied by cash on hand and balances with the Federal Reserve Bank.

The Company leases office space and certain branches under noncancelable operating lease agreements having initial terms which expire at various dates through 2010. Certain leases provide for renewal options of two five-year terms. Rent expense totaled approximately $1.9 million, $1.7 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum rentals under these leases are summarized as follows:

Year ending December 31 (in thousands):
2007	$ 1,295
2008	1,213
2009	1,180
2010	1,013
2011	974
Thereafter	4,167
Total minimum lease payments	$ 9,842

13. Commitments and Contingencies (Continued)

The payment of dividends by the Bank to the Company is restricted by various laws and regulations. Under current OTS regulations, while the Bank must provide written notice to the OTS prior to any dividend declaration, an application must be approved by the OTS if the total of all dividends declared in any year would exceed the net income for the year plus the retained net income (as defined) of the preceding two years. At December 31, 2006, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company. The Bank expects to continue to require prior approval of the OTS to pay dividends to the Company until 2009. The ability to pay dividends also is subject to the depository institution being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. The Bank paid dividends totaling $50.0 million, $45.0 million and $20.0 million to the Company during 2006, 2005 and 2004, respectively.

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

Off-Balance Sheet and Derivative Instruments

Off-balance sheet financial instruments consist of letters of credit and commitments to extend credit. The Company had no derivative instruments other then rate locks and forward commitments related to secondary mortgage market activity at December 31, 2006 and 2005. The fair value of these instruments is not material.

The net carrying amounts and fair values of financial instruments as of the dates indicated are as follows (in thousands):

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$ 73,353	$ 73,353	$ 58,137	$ 58,137
Securities	957,773	957,774	1,118,928	1,118,930
FHLB stock	44,580	44,580	40,252	40,252
Loans held for sale	1,434	1,434	1,518	1,539
Loans receivable	2,315,912	2,286,863	2,194,035	2,119,725
Allowance for loan losses	(34,824)	-	(36,451)	-
Net loans receivable	2,281,088	2,286,863	2,157,584	2,119,725

Accrued interest receivable	15,061	15,061	15,131	15,131

Financial liabilities:
Deposits	$ 2,238,967	$ 2,233,366	$ 2,324,560	$ 2,316,279
Borrowings	922,529	916,615	834,138	825,448
Mortgagors' escrow funds	20,812	20,812	19,819	19,819
Junior subordinated obligations	43,202	43,202	43,202	43,202

Accrued interest payable	8,405	8,405	7,752	7,752

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to assets (as defined), and of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Bank met all capital adequacy requirements to which it was subject.

15. Regulatory Matters (Continued)

As of December 31, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework of prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios for capital adequacy purposes as of December 31, 2006 and 2005 are also presented in the following table (dollars in thousands):
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)
Company	$ 321,246	14.4%	$ 178,262	8%	$ -	N/A
Bank	284,208	12.8%	177,689	8%	222,111	10%
Tier I Capital (to Risk-Weighted Assets)
Company	293,395	13.2%	89,131	4%	-	N/A
Bank	256,357	11.5%	88,844	4%	133,266	6%
Tier I Capital (to Assets)
Company	293,395	8.4%	140,497	4%	-	N/A
Bank	256,357	7.3%	140,210	4%	175,263	5%
Tangible Capital (to Tangible Assets)
Company	293,395	8.4%	52,686	1.5%	-	N/A
Bank	256,357	7.3%	52,579	1.5%	-	N/A

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)
Company	$ 347,795	15.4%	$ 180,782	8%	$ -	N/A
Bank	295,285	13.1%	180,315	8%	225,394	10%
Tier I Capital (to Risk-Weighted Assets)
Company	319,519	14.1%	90,391	4%	-	N/A
Bank	267,009	11.9%	90,157	4%	135,236	6%
Tier I Capital (to Assets)
Company	319,519	9.0%	141,689	4%	-	N/A
Bank	267,009	7.6%	141,455	4%	176,819	5%
Tangible Capital (to Tangible Assets)
Company	319,519	9.0%	53,133	1.5%	-	N/A
Bank	267,009	7.6%	53,046	1.5%	-	N/A

15. Regulatory Matters (Continued)

The following is a reconciliation of the Company's equity under U.S. generally accepted accounting principles (GAAP) to regulatory capital as of the dates indicated (in thousands):

	December 31,
	2006	2005

GAAP equity	$ 494,833	$ 527,923
Less:
Disallowed intangible assets	(253,213)	(261,766)
Unrealized holding losses (gains) on securities
available-for-sale, net of tax	6,130	10,159
Effects of SFAS 158, net of tax	2,443	-
Plus:
Junior subordinated obligations issued to subsidiary trusts	43,202	43,202
Tier I capital	293,395	319,518

Allowable portion of the allowance for loan losses	27,851	28,277
Total capital	$ 321,246	$ 347,795

16. Parent Company Only Financial Statements

Presented below is the condensed balance sheet as of December 31, 2006 and 2005, and statement of income and statement of cash flows for each of the years in the three-year period ended December 31, 2006 for Partners Trust Financial Group, Inc. (in thousands). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet	2006	2005
Assets:
Cash and due from subsidiary bank	$ 35,657	$ 58,974
Securities available-for-sale, at fair value	-	-
Investment in subsidiary bank	500,997	518,615
Investment in trust subsidiaries	1,702	1,702
Other assets	4,262	3,553
Total assets	$ 542,618	$ 582,844

Other liabilities	$ 4,583	$ 11,719
Junior subordinated obligations issued to subsidiary trusts	43,202	43,202
Total shareholders' equity	494,833	527,923
Total liabilities and shareholders' equity	$ 542,618	$ 582,844

16. Parent Company Only Financial Statements (Continued)

Condensed Statement of Income	2006	2005	2004
Dividends from subsidiary bank	$ 50,000	$ 45,000	$ 20,000
Interest income	17	372	298
Other income	143	129	54
Total income	50,160	45,501	20,352

Interest on junior subordinated obligations	3,656	3,197	1,298
Employee benefits	5,498	3,915	3,288
Other operating expenses	909	850	448
Total operating expenses	10,063	7,962	5,034
Net income before income taxes and equity in
overdistributed income of subsidiary bank	40,097	37,539	15,318

Income tax benefit	3,450	2,805	1,601
Equity in overdistributed income of subsidiary bank	(20,023)	(7,537)	(4,779)
Net income	$ 23,524	$ 32,807	$ 12,140

16. Parent Company Only Financial Statements (Continued)

Condensed Statement of Cash Flows	2006	2005	2004
Operating activities:
Net income	$ 23,524	$ 32,807	$ 12,140
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed income of subsidiary bank	20,023	7,537	4,779
Net premium amortization on securities	-	24	23
(Increase) decrease in other assets	(167)	(2,411)	26
ESOP expense	2,488	2,424	2,555
(Decrease) increase in other liabilities	(7,136)	8,475	(43)
Amortization of unearned restricted stock awards	1,841	1,490	733
Amortization of unvested stock options	1,170	-	-
Net cash provided by operating activities	41,743	50,346	20,213

Investing activities:
Purchases of securities available-for-sale	-	(19,318)	(1,445)
Net cash used in acquisition activities	-	-	(132,098)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	-	23,576	299
Net cash provided by (used in) investing activities	-	4,258	(133,244)

Financing activities:
Cash dividends	(12,281)	(13,438)	(7,163)
Net proceeds from sale of common stock	-	-	142,372
Common stock acquired by ESOP	-	-	(11,900)
Dissolve Partners Trust, MHC	-	-	59
Purchase of treasury stock	(57,997)	(28,659)	(437)
Tax benefit realized from share-based payments	685	-	-
Proceeds from exercise of stock options	4,533	5,434	10,268
Net cash (used in) provided by financing activities	(65,060)	(36,663)	133,199

Net (decrease) increase in cash and cash equivalents	(23,317)	17,941	20,168
Cash and cash equivalents at beginning of year	58,974	41,033	20,865
Cash and cash equivalents at end of year	$ 35,657	$ 58,974	$ 41,033

17. Cumulative Adjustment to Retained Earnings Under SEC Staff Accounting Bulletin No. 108

On September 13, 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements. This SAB addressed diversity in practice in quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. The build up of misstatements, while not considered material in the individual years in which the misstatements occurred, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings.

SAB No. 108 requires that companies apply the "rollover" and "iron curtain" methods in determining whether misstatements are material to the financial statements. The "rollover" method quantifies misstatements based on the effects of correcting the misstatements that exist in the current year income statement. The "iron curtain" method quantifies misstatements based on the effects of correcting the misstatements that exist in the balance sheet at the end of the current year, regardless of the misstatement's year(s) of origin. SAB No. 108 applies to evaluating newly discovered misstatements, whether related to the current year or prior year(s), as

17. Cumulative Adjustment to Retained Earnings Under SEC Staff Accounting Bulletin No. 108 (Continued)

well as misstatements that have been evaluated in the past under a company's previous methodology. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a registrant's financial statements must be adjusted.

Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application is reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, is made to the opening balance of retained earnings for that year. Registrants are required to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial.

The Company adopted SAB No. 108 in the year ending December 31, 2006 and determined that adjustments to certain assets, liabilities and the opening balance of retained earnings were necessary. Historically, the Company applied the "rollover" method and determined that the misstatements described below were immaterial to the consolidated financial statements. When applying the "iron curtain" method however, these misstatements were considered material to the consolidated financial statements. In accordance with the transition provisions of SAB No. 108, the Company recorded the cumulative effect of these items as an adjustment to its beginning retained earnings for fiscal 2006, net of their respective tax effects. The following table details the individual misstatements that were corrected as a cumulative adjustment to beginning retained earnings (in thousands):

Description	Assets	Liabilities	Equity
	Increase (decrease)

FHLB dividend accrual (1)	$ (521)	$ -	$ -
Current taxes receivable	207	-	-
Beginning retained earnings	-	-	(314)

Prepaid pension (2)	831	-	-
Deferred tax asset	(331)	-	-
Beginning retained earnings	-	-	500

Bonus accrual (3)	-	(705)	-
Deferred tax asset	(281)	-	-
Beginning retained earnings	-	-	424

Income tax accrual (4)	754	-	754
Total	$ 659	$ (705)	$ 1,364

(1) The Company accrued dividend income on FHLB stock in advance of the dividend being declared by the FHLB at December 31, 2005. This misstatement arose in the year ended December 31, 2005. The misstatement was not considered material to the Company's consolidated financial statements in 2005.

17. Cumulative Adjustment to Retained Earnings Under SEC Staff Accounting Bulletin No. 108 (Continued)

(2) The misstatement of our prepaid pension asset occurred over the years 2000 through 2003 due to the Company not properly reflecting the effects of the amortization of unrecognized actuarial gains or expected return on plan assets in the determination of net periodic pension cost (credit). The misstatements were not considered material to the Company's consolidated financial statements in each of the respective years affected.

(3) Primarily in 2001, the Company overstated its employee bonus accrual. This overstatement was never reversed. This misstatement was not considered material to the Company's consolidated financial statements in any of the years affected.

(4) Prior to 2001, the Company overstated its income tax expense. This overstatement was never reversed. This misstatement was not considered material to the Company's consolidated financial statements in any of the years affected.

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

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.

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

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Partners Trust Financial Group, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Partners Trust Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Partners Trust Financial Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Albany, New York

March 12, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The Company has a Code of Business Conduct and Ethics that applies to the principal executive officer and principal financial and accounting officer. The Code of Business Conduct and Ethics is available on the Company's website at www.partnerstrust.com.

Additional information regarding directors of the Company is incorporated by reference to the information contained in the "Election of Directors" section of the Company's definitive proxy statement for the annual meeting to be held in April 2007 (the "Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as a part of this Form 10-K are as follows:

(a)(1) The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2) N/A

(a)(3) Exhibits

2.1 Trust Company Agreement and Plan of Merger by and Among Partners Trust Financial Group, Inc., Partners Trust Bank, Chemung Canal Trust Company and, upon organization, Partners Limited Trust Co., dated as of October 1, 2006 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on October 12, 2006)

2.2 Amendment No. 1 to Trust Company Agreement and Plan of Merger by and among Partners Trust Financial Group, Inc., Partners Trust Bank, Chemung Canal Trust Company and, upon organization, Partners Interim Bank, dated as of February 1, 2007 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2007)

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (No. 001-31277) filed with the Securities and Exchange Commission on March 6, 2007)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.1 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

10.2 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

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

10.11 Employment Agreement between Partners Trust Financial Group and Amie Estrella, dated as of September 27, 2006 (incorporated by reference to Exhibit 10 of the Company's Form 8-K (No. 001-31277) filed with the Securities and Exchange Commission on September 28, 2006)

10.12 Partners Trust Bank Employee Change of Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2006)

21 Subsidiaries of the Registrant

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

(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS TRUST FINANCIAL GROUP, INC.

Date: March 12, 2007 By: /s/ John A. Zawadzki

John A. Zawadzki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John A. Zawadzki John A. Zawadzki	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007
/s/ Amie Estrella Amie Estrella	Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	March 12, 2007
/s/ William C. Craine William C. Craine	Director, Chairman of the Board	March 12, 2007
/s/ Robert W. Allen Robert W. Allen	Director	March 12, 2007
/s/ Elizabeth B. Dugan Elizabeth B. Dugan	Director	March 12, 2007
/s/ Richard R. Griffith Richard R. Griffith	Director	March 12, 2007
Gordon M. Hayes, Jr.	Director	_______________
/s/ Robert H. Linn Robert H. Linn	Director	March 12, 2007
/s/ Nicholas O. Matt Nicholas O. Matt	Director	March 12, 2007
/s/ Marybeth K. McCall Dr. Marybeth K. McCall	Director	March 12, 2007
/s/ David A. Niermeyer David A. Niermeyer	Director	March 12, 2007
/s/ John R. Zapisek John R. Zapisek	Director	March 12, 2007

EXHIBIT INDEX

2.1 Trust Company Agreement and Plan of Merger by and Among Partners Trust Financial Group, Inc., Partners Trust Bank, Chemung Canal Trust Company and, upon organization, Partners Limited Trust Co., dated as of October 1, 2006 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on October 12, 2006)

2.2 Amendment No. 1 to Trust Company Agreement and Plan of Merger by and among Partners Trust Financial Group, Inc., Partners Trust Bank, Chemung Canal Trust Company and, upon organization, Partners Interim Bank, dated as of February 1, 2007 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February 7, 2007)

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (No. 001-31277) filed with the Securities and Exchange Commission on March 6, 2007)

4.1 Form of Stock Certificate of Partners Trust Financial Group (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 2, 2005)

10.1 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and John A. Zawadzki, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

10.2 Third Amended and Restated Employment Agreement between Partners Trust Financial Group and Steven A. Covert, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

10.3 Employment Agreement between Partners Trust Financial Group and Richard F. Callahan, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

10.4 Employment Agreement between Partners Trust Financial Group and Daniel J. O'Toole, dated as of January 25, 2006 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K (No. 001-31277) filed with the Securities and Exchange Commission on March 10, 2006)

10.5 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Howard W. Sharp, dated as of May 4, 2004 (incorporated by reference to Exhibit 10.5 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.6 Amended and Restated Employment Agreement by and between Partners Trust Financial Group and Randy J. Wiley, dated as of May 5, 2004 (incorporated by reference to Exhibit 10.7 of the Company's Form S-1/A Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on May 7, 2004)

10.7 Executive Supplemental Retirement Income Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

10.8 Endorsement Split Dollar Agreement by and between The Savings Bank of Utica and John A. Zawadzki, dated as of June 27, 2001 (incorporated by reference to Exhibit 10.11 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

EXHIBIT INDEX (Continued)

10.9 Partners Trust Financial Group, Inc. Long-Term Equity Compensation Plan (filed as Appendix A to the definitive proxy statement filed with the Securities and Exchange Commission on March 15, 2005 and incorporated by reference herein)

10.10 Schedule of Director Compensation Arrangements

10.11 Employment Agreement between Partners Trust Financial Group and Amie Estrella, dated as of September 27, 2006 (incorporated by reference to Exhibit 10 of the Company's Form 8-K (No. 001-31277) filed with the Securities and Exchange Commission on September 28, 2006)

10.12 Partners Trust Bank Employee Change of Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2006)

21 Subsidiaries of the Registrant

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