Form 10-Q
period 2007-03-31
PARTNERS TRUST FINANCIAL GROUP INC
filed 2007-05-09
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2007

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

YES _____ NO X

As of April 16, 2007, there were issued and outstanding 43,593,970 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2007	2006
Assets	(In thousands, except share and per share data)
Cash and due from banks	$ 54,762	$ 57,503
Federal funds sold	45,600	15,850
Total cash and cash equivalents	100,362	73,353
Trading securities	10,118	-
Securities available-for-sale, at fair value	892,908	957,075
Securities held-to-maturity (fair value of $686 at March 31, 2007 and $699 at December 31, 2006)	685	698
Federal Home Loan Bank of New York ("FHLB") stock	42,339	44,580
Loans held for sale	1,257	1,434
Loans receivable	2,325,868	2,315,912
Less: Allowance for loan losses	(34,624)	(34,824)
Net loans receivable	2,291,244	2,281,088
Premises and equipment, net	23,013	23,662
Accrued interest receivable	14,948	15,061
Bank-owned life insurance	74,260	73,508
Other real estate owned and repossessed assets	117	86
Goodwill	241,221	241,254
Other intangible assets, net	11,003	12,719
Other assets	23,319	22,325
Total Assets	$ 3,726,794	$ 3,746,843

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 219,933	$ 225,518
Interest bearing	2,070,915	2,013,449
Total deposits	2,290,848	2,238,967
Federal Home Loan Bank Advances	833,968	894,186
Repurchase Agreements and other short term debt	27,898	28,102
Other long term debt	211	241
Mortgagors' escrow funds	14,065	20,812
Other liabilities	24,598	26,500
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	43,202	43,202
Total Liabilities	3,234,790	3,252,010

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and 51,161,316 shares issued at March 31, 2007 and 51,086,328 shares issued at December 31, 2006	5	5
Additional paid-in capital	444,685	443,097
Retained earnings	152,405	151,714
Accumulated other comprehensive loss	(7,183)	(8,573)
Treasury stock (7,579,118 shares at March 31, 2007 and 6,973,020 shares at December 31, 2006)	(87,444)	(80,521)
Unallocated ESOP shares (1,278,109 shares at March 31, 2007 and 1,332,063 shares at December 31, 2006)	(10,464)	(10,889)
Total shareholders' equity	492,004	494,833
Total Liabilities and Shareholders' Equity	$ 3,726,794	$3,746,843

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended March 31,
	2007	2006
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$ 33,242	$ 30,736
Federal funds sold and interest bearing deposits	49	12
Securities	11,893	13,588
Total interest income	45,184	44,336

Interest expense:
Deposits:
Savings accounts	189	213
Money market accounts	3,267	2,478
Time accounts	11,922	9,891
NOW accounts	492	138
	15,870	12,720
Borrowings:
Repurchase agreements	190	87
FHLB advances	10,340	7,729
Mortgagors' escrow funds	45	44
	10,575	7,860
Junior subordinated obligations	889	836
Total interest expense	27,334	21,416
Net interest income	17,850	22,920
Provision for loan losses	-	-
Net interest income after provision for loan losses	17,850	22,920

Non-interest income:
Service fees	3,821	3,612
Trust and investment services	938	801
Income from bank-owned life insurance	755	657
Net gain on trading securities	118	-
Net gain on sale of loans	46	20
Other income	372	158
Total non-interest income	6,050	5,248

Non-interest expense:
Salaries and employee benefits	9,894	10,519
Occupancy and equipment expense	2,095	2,133
Marketing expense	457	801
Professional services	938	762
Technology expense	1,979	2,017
Amortization of intangible assets	1,698	1,854
Other expense	1,882	2,110
Total non-interest expense	18,943	20,196
Income before income tax expense	4,957	7,972
Income tax expense	1,300	2,400
Net income	$ 3,657	$ 5,572

Basic earnings per share	$ 0.09	$0.12
Diluted earnings per share	$ 0.09	$0.12

Basic weighted average shares outstanding	41,959,153	45,707,789
Diluted weighted average shares outstanding	42,766,446	46,507,401

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Issued &				Accumulated			Unearned
	Outstanding		Additional		Other		Unallocated	Restricted
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
		(In thousands, except share and per share data)

Balance at December 31, 2005	48,565,740	$ 5	$ 440,270	$ 139,107	$ (10,159)	$ (22,196)	$ (12,591)	$ (6,513)	$ 527,923
Cumulative adjustment to beginning retained earnings under
SAB 108	-	-	-	1,364	-	-	-	-	1,364
Adjusted balance at January 1, 2006	48,565,740	5	440,270	140,471	(10,159)	(22,196)	(12,591)	(6,513)	529,287
Reclassification adjustment from the adoption of SFAS
No. 123R	-	-	(6,513)	-	-	-	-	6,513	-
Net income	-	-	-	5,572	-	-	-	-	5,572
Other comprehensive loss, net of tax	-	-	-	-	(1,900)	-	-	-	(1,900)
Cash dividends ($0.07 per share)	-	-	-	(3,241)	-	-	-	-	(3,241)
ESOP shares committed to be released for
allocation (54,704 shares)	-	-	221	-	-	-	426	-	647
Amortization of unearned restricted stock awards	-	-	474	-	-	-	-	-	474
Shortfall tax benefit of restricted stock vesting	-	-	(17)	-	-	-	-	-	(17)
Purchase of treasury stock	(1,204,705)	-	-	-	-	(14,188)	-	-	(14,188)
Stock options exercised	393,519	-	2,925	-	-	-	-	-	2,925
Excess tax benefit of stock options exercised	-	-	272	-	-	-	-	-	272
Amortization of unvested stock options	-	-	291	-	-	-	-	-	291
Balance at March 31, 2006	47,754,554	$ 5	$ 437,923	$ 142,802	$ (12,059)	$ (36,384)	$ (12,165)	$ -	$ 520,122

Balance at December 31, 2006	44,113,308	$ 5	$ 443,097	$ 151,714	$ (8,573)	$ (80,521)	$ (10,889)	$ -	$ 494,833
Net income	-	-	-	3,657	-	-	-	-	3,657
Other comprehensive income, net of tax	-	-	-	-	1,390	-	-	-	1,390
Cash dividends ($0.07 per share)	-	-	-	(2,966)	-	-	-	-	(2,966)
ESOP shares committed to be released for
allocation (53,954 shares)		-	205	-	-	-	425	-	630
Amortization of unearned restricted stock awards	-	-	446	-	-	-	-	-	446
Excess tax benefit of restricted stock vesting	-	-	7	-	-	-	-	-	7
Purchase of treasury stock	(601,607)	-	-	-	-	(6,870)	-	-	(6,870)
Stock options exercised	70,497	-	602	-	-	(53)	-	-	549
Excess tax benefit of stock options exercised	-	-	31	-	-	-	-	-	31
Amortization of unvested stock options	-	-	297	-	-	-	-	-	297
Balance at March 31, 2007	43,582,198	$ 5	$ 444,685	$ 152,405	$ (7,183)	$ (87,444)	$ (10,464)	$ -	$ 492,004

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31,
	2007	2006
	(In thousands)
Net cash (used in) provided by operating activities	$ (7,095)	$ 11,243

Investing activities:
Purchases of securities held-to-maturity	-	(31)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	9	5
Purchases of securities available-for-sale	(5,234)	(48,319)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	72,103	32,031
Purchases of FHLB stock	(8,168)	(11,917)
Redemptions of FHLB stock	10,409	11,134
Net loans made to customers	(7,198)	(30,900)
Loans purchased	(3,521)	(16,494)
Purchases of premises and equipment	(151)	(215)
Proceeds from sale of premises and equipment	287	31
Proceeds from sales of other real estate owned	162	267
Net cash provided by (used in) investing activities	$ 58,698	$ (64,408)

Financing activities:
Net increase in deposits	51,881	77,673
Net decrease in mortgagors' escrow funds	(6,747)	(5,776)
Net (decrease) increase in borrowings	(60,479)	10,404
Cash dividends	(2,966)	(3,241)
Purchase of treasury stock	(6,870)	(14,188)
Excess tax benefit from share-based payments	38	255
Proceeds from stock option exercises	549	2,925
Net cash (used in) provided by financing activities	(24,594)	68,052

Net increase in cash and cash equivalents	27,009	14,887

Cash and cash equivalents at beginning of period	73,353	58,137

Cash and cash equivalents at end of period	$ 100,362	$ 73,024

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 26,888	$ 19,781
Income taxes	2,974	1,055

Non-cash investing activities:
Increase in liability for securities purchased not settled	$ (482)	$ -
Increase in receivable for securities sold not settled	30	-
Transfer of loans to other real estate owned	192	327

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended March 31,
	2007	2006
	(In thousands)
Net income	$ 3,657	$ 5,572
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available-for-sale
(pre-tax, $2,342, and ($3,165))	1,405	(1,900)
Defined benefit pension plans:
Amortization of actuarial loss (pre-tax amounts of $3 and $-)	2	-
Recognition of prior service credits (pre-tax amounts of ($29) and $-)	(17)	-
Total other comprehensive income (loss)	1,390	(1,900)
Comprehensive income	$ 5,047	$ 3,672

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

The data in the consolidated balance sheet for December 31, 2006 was derived from the Company's 2006 Annual Report on Form 10-K, which includes the Company's audited consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006. That data, along with the interim financial information presented in the consolidated balance sheets, statements of income, statements of changes in shareholders' equity, condensed statements of cash flows and statements of comprehensive income (loss) should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto.

As described in the Company's 2006 Annual Report on Form 10-K, the Company adopted Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" during 2006. As a result of the adoption of SAB No. 108, the Company recognized a reduction in other liabilities of $705,000 and an increase in other assets of $659,000. These entries were recorded as adjustments to beginning of the year balances of these accounts and the impact was reflected as an adjustment to retained earnings as of January 1, 2006.

Amounts in prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

2. Earnings Per Share (continued)

The following summarizes the computation of earnings per share for the three months ended March 31, 2007 and 2006 (in thousands except per share data):

	Three months ended March 31,
	2007	2006
Basic earnings per share:
Income available to common shareholders	$ 3,657	$ 5,572
Weighted average basic shares outstanding	41,959	45,708
Basic earnings per share	$ 0.09	$ 0.12

Diluted earnings per share:
Income available to common shareholders	$ 3,657	$ 5,572
Weighted average basic shares outstanding	41,959	45,708
Effect of dilutive securities:
Stock options	588	544
Unearned restricted stock awards	219	255
Weighted average diluted shares outstanding	42,766	46,507
Diluted earnings per share	$ 0.09	$ 0.12

The computation of the number of dilutive securities for the three months ended March 31, 2007 excludes 355,227 options ("anti-dilutive options") because the exercise prices of these options was greater than the average market price for the period. There were 117,262 anti-dilutive options for the three months ended March 31, 2006.

3. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Pension Benefits
	Three months ended March 31,
	2007	2006

Interest cost	$ 554	$ 557
Expected return on plan assets	(965)	(957)
Amortization of unrecognized
actuarial loss	40	61
Net periodic benefit plan credit	$ (371)	$ (339)

	Postretirement Benefits
	Three months ended March 31,
	2007	2006

Service cost	$ 10	$ 45
Interest cost	85	126
Amortization of unrecognized
actuarial gain	(37)	(3)
Amortization of unrecognized
prior service (credit) cost	(28)	10
Net periodic benefit plan cost	$ 30	$ 178

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

3. Employee Benefit Plans (continued)

	SERPs
	Three months ended March 31,
	2007	2006

Service cost	$ 51	$ 30
Interest cost	21	36
Amortization of unrecognized
prior service cost	(1)	-
Net periodic benefit plan cost	$ 71	$ 66

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company estimates that no contributions will be made in 2007. The Company expects to contribute approximately $449,000 to the postretirement plan in 2007. Expected contributions to the SERP in 2007 are not significant. During the three months ended March 31, 2007 there were no contributions to the pension plan and $29,000 was contributed to the postretirement plan.

4. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit. Standby letters of credit are issued to insure performance by Bank customers who are in business contracts with third parties. Such instruments are frequently used in construction contracts, but are occasionally used to support the ongoing obligations of other types of business. Collateral is typically required for standby letters of credit and may include cash or security interest in the business assets of the borrower.

The Company had approximately $6.3 million of standby letters of credit on March 31, 2007. The fair value of the Company's standby letters of credit at March 31, 2007 was insignificant.

5. Uncertainty in Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any additional increase or decrease in the liability for unrecognized tax benefits. The total unrecognized tax benefits upon adoption were approximately $3.2 million. If these tax benefits are recognized or reversed, the amount which would impact the effective tax rate is $96,000. The remaining amount would impact goodwill.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and New York State. The Company is subject to federal income tax examinations by tax authorities for years beginning in 2003 and is subject to New York State income tax examinations by tax authorities for years beginning in 1999. The Internal Revenue Service (IRS) is currently examining the BSB Bancorp Inc. and Subsidiaries' (acquired by the Company on July 14, 2004) 2004 federal income tax return. It is likely that the examination phase of the audit will conclude in 2007, and it is reasonably possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time. In April 2007, we received notice that New York State will be examining the Company's state franchise tax returns for the years 2003 through 2005. At this time we are unable to estimate when the examination phase will conclude and whether a reduction in unrecognized tax benefits will occur.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense and penalties in non-interest expense. The Company has accrued approximately $606,000 of interest expense at the date of adoption of FIN 48 and $681,000 of interest expense as of March 31, 2007.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

6. Sale of Trust Business

On May 3, 2007, the Company completed the sale of the Company's trust business to Chemung Canal Trust Company, pursuant to a Trust Company Agreement and Plan of Merger dated October 11, 2006, as amended by Amendment No. 1 to the Trust Company Agreement and Plan of Merger dated February 1, 2007. Aggregate merger consideration was $5.2 million based on the fair value of trust assets on May 3, 2007, which was $351.0 million. Prior to the sale, the Company had an unamortized identifiable intangible asset of $602,000 related to the trust business. The Company recognized a net gain of $4.5 million after recognition of investment banker fees and the write off of the trust related identifiable intangible. Expenses related to the sale were approximately $450,000 ($153,000 incurred in 2006; $297,000 incurred in 2007) and included legal fees, contract termination fees and severance.

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

Recent Developments

On May 3, 2007, the Company completed the sale of the Company's trust business to Chemung Canal Trust Company, pursuant to a Trust Company Agreement and Plan of Merger dated October 11, 2006, as amended by Amendment No. 1 to the Trust Company Agreement and Plan of Merger dated February 1, 2007. Aggregate merger consideration was $5.2 million based on the fair value of trust assets on May 3, 2007, which was $351.0 million. Prior to the sale, the Company had an unamortized identifiable intangible asset of $602,000 related to the trust business. The Company recognized a net gain of $4.5 million after recognition of investment banker fees and the write-off of the trust related identifiable intangible. Expenses related to the sale were approximately $450,000 ($153,000 incurred in 2006; $297,000 incurred in 2007) and included legal fees, contract termination fees and severance.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

General. Total assets were $3.73 billion at March 31, 2007, a decrease of $20.0 million from December 31, 2006. The decrease in total assets is primarily due to a $64.2 million decrease in securities available-for-sale partially offset by a $29.8 million increase in Federal funds sold and a $10.0 million increase in loans receivable. The increase in Federal funds sold is primarily due to seasonal municipal deposit activity.

Securities. Total securities decreased $54.1 million or 5.6% in the three months ended March 31, 2007. Currently, our strategy is to utilize investment cash flows primarily to reduce higher-cost funding sources. The approach has been adopted due to the current, flat yield curve environment and the resulting risk/return profile of reinvesting these cash flows.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,183,155	51.2%	$ 1,191,229	51.8%
Commercial real estate	321,243	13.9%	315,358	13.7%
Commercial and industrial (C&I)	167,293	7.3%	158,474	6.9%
Consumer, including home equity loans	637,053	27.6%	633,912	27.6%
Total loans receivable	2,308,744	100.0%	2,298,973	100.0%
Plus (less):
Net deferred loan costs	17,124		16,939
Allowance for loan losses	(34,624)		(34,824)
Net loans receivable	$ 2,291,244		$ 2,281,088

Loans receivable (including net deferred loan costs) increased $10.0 million in the three months ended March 31, 2007, as increases in our commercial (real estate and C&I) and consumer portfolios offset a seasonal decline in the residential loan portfolio.

Consumer loans increased $3.1 million due to growth in the Company's indirect auto lending business partially offset by a decrease in all other consumer loan products. Indirect auto loans totaled $417.5 million or 65.5% of the consumer loan portfolio at March 31, 2007, compared to $409.8 million or 64.6% at December 31, 2006. Indirect automobile lending is highly competitive, with a number of financial institutions offering financing plans through the dealers with which we do business. This competition, along with economic factors that impact consumer spending, may affect future rates of growth in this portfolio.

Commercial loans increased $14.7 million or 3.1% due to new business as well as funding of previously approved commitments. Prudently growing our commercial portfolio remains an important part of our business plan, and we will continue to focus on developing relationships that are consistent with our disciplined lending philosophy. However, we expect the competitive environment in which we operate will continue for the foreseeable future, which may impact our ability to meet our growth objectives.

Asset Quality. Non-performing loans totaled $4.0 million or 0.17% of loans at March 31, 2007, compared to $4.0 million or 0.18% of loans at December 31, 2006.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	March 31,	December 31,
	2007	2006
Non-accruing loans:
Residential real estate	$ 984	$ 1,492
Commercial real estate	1,072	927
Commercial and Industrial	1,224	1,157
Consumer (1)	271	294
Total non-accruing loans	3,551	3,870
Accruing loans delinquent 90 days or more	427	177
Total non-performing loans	3,978	4,047
Other real estate owned and repossessed assets	117	86
Total non-performing assets	$ 4,095	$ 4,133
Total non-performing loans to total loans	0.17%	0.18%
Total non-performing assets to total assets	0.11%	0.11%
Allowance for loan losses to non-performing loans	870.39%	860.49%
Allowance for loan losses to total loans (2)	1.50%	1.51%
_________________________________
(1) Includes home equity loans.
(2)	Total loans excludes loans held for sale and net deferred loan costs.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $19.2 million (87.6% commercial and industrial, 10.2% commercial real estate) that warrant increased attention at March 31, 2007, compared with $19.4 million at December 31, 2006. These loans are classified as substandard as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at March 31, 2007. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Total criticized and classified loans (which include non-performing loans and other loans classified special mention or worse) at March 31, 2007 were $45.6 million (2.0% of gross loans), compared to $45.1 million (2.0% of gross loans) at December 31, 2006.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended March 31,
	2007	2006
Allowance for loan losses at beginning of period	$ 34,824	$ 36,451
Charge-offs	(887)	(1,366)
Recoveries	687	2,533
Provision for (recovery of) loan losses	-	-
Allowance for loan losses at end of period	$ 34,624	$37,618
Net (charge-offs) recoveries to average loans (annualized)	(0.04%)	0.22%

Net charge-offs for the three months ended March 31, 2007 were $200,000, compared with $1.2 million in net recoveries during the three months ended March 31, 2006. Net recoveries were unusually high in the first quarter of 2006 as we continued to recover charge-offs on loans acquired from BSB Bancorp, Inc. We believe the level of charge-offs and recoveries recorded in the first quarter of 2007 to be more indicative of normal operations. As a result of low net charge-offs and continued strong asset quality, no provision for loan losses was recorded in the first quarter of 2007.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	March 31, 2007				December 31, 2006
	Amount				Amount
	Retail & Commercial	Municipal	Total	Percent	Retail & Commercial	Municipal	Total	Percent
Non-interest-bearing checking	$ 212,464	$ 7,469	$ 219,933	9.6%	$ 218,046	$ 7,472	$ 225,518	10.1%
Interest-bearing checking	248,596	21,415	270,011	11.8%	236,763	20,625	257,388	11.5%
Total checking	461,060	28,884	489,944	21.4%	454,809	28,097	482,906	21.6%
Savings	233,373	4,437	237,810	10.4%	232,800	4,723	237,523	10.6%
Money market	293,823	181,908	475,731	20.8%	298,699	184,731	483,430	21.6%
Time	907,120	180,243	1,087,363	47.4%	879,518	155,590	1,035,108	46.2%
Total deposits	$ 1,895,376	$ 395,472	$ 2,290,848	100.0%	$ 1,865,826	$373,141	$2,238,967	100.0%

Total deposits were $2.29 billion at March 31, 2007, an increase of $51.9 million from December 31, 2006. Retail and municipal time deposits increased $27.6 million and $24.7 million, respectively. We offer competitive rates on our retail time deposits, thus attracting additional deposits in the first quarter of 2007. In addition, deposits have migrated from money market products into retail time deposits due to customer preference for higher-rate products. The increase in municipal time deposits is primarily due to the seasonal nature of these deposits. Our ability to further increase municipal deposits is currently hindered by availability of collateral as we allow our securities portfolio to runoff. Total checking deposits increased $7.0 million primarily due to our successful efforts to promote our retail checking products. See further discussion of deposit activity in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q.

Borrowings. Borrowings decreased $60.5 million or 6.6% to $862.1 million at March 31, 2007 compared to $922.5 million at December 31, 2006. The decrease is due to the aforementioned strategy to use cash flows from securities to pay down borrowings.

Shareholders' Equity. Shareholders' equity decreased $2.8 million from December 31, 2006 to $492.0 million at March 31, 2007. The decrease resulted from the payment of cash dividends of $3.0 million and the repurchase of 600,936 shares of our stock in open market transactions, resulting in a $6.9 million decrease in shareholders' equity. Net income and other comprehensive income were $3.7 million and $1.4 million, respectively during the three months ended March 31, 2007. We recorded additions to equity of $579,000 related to the exercise of stock options and $1.4 million related to the vesting of stock under the Company's ESOP, restricted stock and stock option plans.

On October 18, 2006 the Company's board of directors authorized the repurchase of up to 2.2 million shares (approximately 5%) of its outstanding common stock. This authorization is in addition to previously authorized share repurchase programs totaling 7.5 million shares. As of March 31, 2007, the Company had purchased 7,969,897 shares at a total cost of $92.4 million. During the three months ended March 31, 2007, the Company purchased 131,039 shares under the second repurchase program at an average cost of $11.38 per share and 469,897 shares under the third repurchase program at an average cost of $11.43 per share.

Average Balance Sheet and Net Interest Income Analysis

The following tables set forth certain information for the three months ended March 31, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended March 31,
	2007			2006
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 5,286	$ 49	3.76%	$ 2,108	$ 12	2.31%
Securities (1)	989,166	11,893	4.88%	1,198,913	13,588	4.60%
Loans (2)	2,315,878	33,242	5.82%	2,215,186	30,736	5.63%
Total earning assets	3,310,330	45,184	5.54%	3,416,207	44,336	5.26%
Non-earning assets	397,830			399,698
Total assets	$ 3,708,160			$ 3,815,905

Interest bearing liabilities:
Savings deposits	$ 234,428	$ 189	0.33%	$ 266,924	$ 213	0.32%
Money market accounts	467,101	3,267	2.84%	507,135	2,478	1.98%
NOW accounts	259,332	492	0.77%	242,949	138	0.23%
Time accounts	1,067,368	11,922	4.53%	1,109,122	9,891	3.62%
Borrowings (3)	903,328	10,575	4.75%	867,756	7,860	3.67%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	43,202	889	8.35%	43,202	836	7.85%
Total interest bearing liabilities	2,974,759	27,334	3.73%	3,037,088	21,416	2.86%

Non-interest bearing deposits	215,588			223,283
Other non-interest bearing liabilities	21,852			28,832
Total liabilities	3,212,199			3,289,203
Shareholders' equity	495,961			526,702
Total liabilities and shareholders'
equity	$ 3,708,160			$ 3,815,905

Net interest income		$ 17,850			$ 22,920

Net interest rate spread			1.81%			2.40%

Net earning assets	$ 335,571			$ 379,119

Net interest margin			2.19%			2.72%

Ratio of earning assets to total
interest bearing liabilities	111.28%			112.48%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance includes net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

The Company's cost of interest bearing liabilities continued to increase during the three months ended March 31, 2007 compared to the year-ago quarter, as competitive pressures caused us to increase rates on many of our deposit products. In addition, rates on borrowings have increased compared to the year-ago period as lower-costing borrowings matured and were replaced at higher rates. The average balance of savings and money market accounts decreased $32.5 million and $40.0 million, respectively, during the three months ended March 31, 2007 compared to the year-ago quarter primarily due to competitive pricing pressures. Average borrowings increased $35.6 million during the same period. This shift toward higher cost funding sources also caused our cost of interest bearing liabilities to increase. In the second half of 2006 the Company implemented a strategy to use cash flows from securities to fund loan growth and deposit outflows and to pay down wholesale funding sources. Borrowings began to decrease at the end of the first quarter of 2007 and we expect the average balance to decrease going forward. The Company began promoting a high rate NOW account product in the second half of 2006 and as a result, the average balance increased $16.4 million during the three months ended March 31, 2007 compared to the year-ago quarter. While some of these balances migrated from non-interest checking accounts, which decreased $7.7 million during the same period, we attracted new deposits as well. This prevented further increases in wholesale funding sources. The average balance of time accounts decreased $41.8 million during the three months ended March 31, 2007 compared to the year-ago quarter primarily due to a $77.1 million decrease in brokered time deposits, partially offset by a $47.9 million increase in retail time deposits. Since brokered time deposits generally have higher rates than retail accounts, the shift in the mix of time deposits prevented further increases in our cost of interest bearing liabilities.

The aforementioned strategy to allow securities to decrease caused the average balance to decrease $209.7 million during the three months ended March 31, 2007 compared to the year-ago quarter. One of the uses of these cash flows was to fund loan growth, the average balance of which increased $100.7 million in the same period.

See the Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006 - Net Interest Income section of this Form 10-Q for further analysis of our net interest margin.

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
	For the Three Months
	Ended March 31,
	2007 vs. 2006
	Rate	Volume	Total
	(In thousands)
Earning assets:
Federal funds sold and interest-bearing
Deposits	$ 11	$ 26	$ 37
Securities	791	(2,486)	(1,695)
Loans	1,068	1,438	2,506
Total earning assets	1,870	(1,022)	848

Interest bearing liabilities:
Savings accounts	6	(30)	(24)
Money market accounts	998	(209)	789
NOW accounts	344	10	354
Time accounts	2,415	(384)	2,031
Borrowings	2,383	332	2,715
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	53	-	53
Total interest bearing liabilities	6,199	(281)	5,918

Net interest income	$ (4,329)	$ (741)	$ (5,070)

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income for the three months ended March 31, 2007 was $3.7 million, or $0.09 per diluted share, compared with $5.6 million, or $0.12 per diluted share for the same period in 2006. Return on assets was 0.40% and 0.59% for the three months ended March 31, 2007 and 2006, respectively. Return on equity and return on tangible equity were 2.99% and 6.11%, respectively, for the three months ended March 31, 2007, compared to 4.29% and 8.52%, respectively, for the same period in 2006.

Net Interest Income. Net interest income for the three months ended March 31, 2007 totaled $17.9 million, a decrease of $5.1 million or 22.1% from the $22.9 million for the same period in 2006. This decrease is due to a 53 basis point decrease in our net interest margin in the first quarter of 2007 compared with the year-ago period, and a $105.9 million decrease in average earning assets. Highly competitive pricing of deposits in our markets has exacerbated the effect of the flat and sometimes inverted yield curve over the past year, resulting in an increase in rates on short-term time accounts and certain NOW and money market accounts. Most of our earning assets have longer terms than our interest bearing liabilities, so as shorter-term rates increase faster than longer-term rates, our interest bearing liabilities reprice upward faster than our earning assets. These factors, in combination with a larger portion of our funding being in borrowings (as discussed in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q), have resulted in an 87 basis point increase in our cost of funds. This exceeded the increase in our earning assets yield of 28 basis points. As a result, the net interest margin for the three months ended March 31, 2007 was 2.19%, down from 2.72% in the first quarter of 2006.

It is possible that the trend we've experienced of higher deposit and borrowing rates and increasing reliance on wholesale funding sources will continue in the current competitive and interest rate environments, which would put further pressure on our net interest margin. However, the flat to inverted yield curve environment has existed for nearly two years and shorter-term rates have been within a fairly narrow band over the last several months. As a result, the upward repricing pressure on our interest bearing liabilities has eased. Meanwhile, our earning assets are repricing upward slightly more than recent quarters because of their generally longer terms, though the repricing is still less than our liabilities. As of March 31, 2007, time accounts and borrowings that will reprice or mature during the second quarter of 2007 totaled $298.1 million and $45.0 million, respectively, and had weighted average rates of 4.76% and 4.60%, respectively. As a result, it is possible that margin compression in the second quarter of 2007 will be similar or slightly less than that of the first quarter of 2007. See the Quantitative and Qualitative Disclosures About Market Risk section of this Form 10-Q for further analysis of our interest rate sensitivity.

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

As a result of low net charge-offs for the three months ended March 31, 2007 and continued strong asset quality, no provision for loan losses was recorded during the three months ended March 31, 2007. No provision for loan losses was recorded during the three months ended March 31, 2006 due to net recoveries of $1.2 million and strong asset quality. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended March 31,
	2007	2006	$ Change	% Change
Service fees	$ 3,821	$3,612	$ 209	6%
Trust and investment services	938	801	137	17%
Income from bank-owned life insurance	755	657	98	15%
Net gain on trading securities	118	-	118	-%
Net gain on sale of loans	46	20	26	130%
Other income	372	158	214	135%
Total non-interest income	$ 6,050	$5,248	$ 802	15%

Non-interest income increased $802,000 or 15% for the three months ended March 31, 2007 compared with the same period in 2006. Service fees increased $209,000 or 6% primarily due to new fees implemented at the end of last year. Other income increased $214,000 or 135% primarily due to a gain of $269,000 on the sale of property during the first quarter of 2007. In addition, the Company began investing in trading securities and recognized $118,000 in the first quarter of 2007 for gains on these securities.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):
	Three months ended March 31,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$ 9,894	$10,519	$ (625)	(6%)
Occupancy and equipment expense	2,095	2,133	(38)	(2%)
Marketing expense	457	801	(344)	(43%)
Professional services	938	762	176	23%
Technology expense	1,979	2,017	(38)	(2%)
Amortization of intangible assets	1,698	1,854	(156)	(8%)
Other expense	1,882	2,110	(228)	(11%)
Total non-interest expense	$ 18,943	$ 20,196	$ (1,253)	(6%)

Non-interest expenses were $18.9 million and $20.2 million for the three months ended March 31, 2007, and 2006, respectively, a decrease of $1.3 million or 6%. Salaries and benefits decreased $625,000 or 6% due to a decrease in bonus expense and retiree health insurance costs. Bonus accruals were decreased in the first quarter of 2007 compared to the first quarter of 2006 commensurate with the decrease in net income for the quarter. Marketing expense decreased $344,000 or 43% and other expense decreased $228,000 or 11% due to timing of expenditures as well as on-going cost control efforts. Professional services expense increased $176,000 or 23% primarily due to legal fees incurred for the pending sale of the Bank's trust business.

Non-interest expenses, as a percent of average total assets decreased to 2.07% (annualized) for the first quarter of 2007, compared to 2.15% (annualized) for the first quarter of 2006.

Income Tax Expense. Income tax expense was $1.3 million on income before taxes of $5.0 million for the three months ended March 31, 2007, resulting in an effective tax rate of 26.2% compared to income tax expense of $2.4 million on income before taxes of $8.0 million for the same period in 2006, resulting in an effective tax rate of 30.1%. The effective rate for the first quarter of 2007 decreased primarily due to the decrease in pretax income combined with the on-going effect of various tax strategies.

The New York State budget bill passed on April 1, 2007 and included a provision to reduce the rate on entire net income from 7.5% to 7.1%. This rate decrease will be reflected in the financial statements in the second quarter of 2007.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments on outstanding borrowings and to pay operating expenses. The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits including brokered time deposits, interest and principal payments and prepayments on securities, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for additional borrowings, advances from the FHLB of New York and reverse repurchase agreements. At March 31, 2007, the Bank had $1.22 billion in available FHLB borrowing capacity (including the overnight lines of credit, and subject to limitations). At March 31, 2007, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $250.8 million. Certificates of deposit which are scheduled to mature within one year totaled $800.5 million and borrowings that are scheduled to mature within the same period amounted to $230.0 million.

Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Based on our deposit retention experience we anticipate that a majority of the time deposits maturing within the next year will be retained, though increased competitive pressures have resulted in increased outflows, which may continue. We are committed to maintaining an adequate liquidity position and monitor our liquidity position on a daily basis. If deposit outflows occur beyond reasonable levels, we will readjust our deposit pricing strategy or take other measures, such as discontinuing our share repurchases or increasing our reliance on wholesale funding sources, such as brokered time deposits or borrowings, to ensure adequate liquidity. We anticipate that we will have sufficient funds to meet our current funding commitments, though it is possible that our reliance on wholesale funds will increase in the current competitive and interest rate environments, resulting in further upward pressure on our overall cost of funds.

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders, execute authorized share repurchases and to make interest payments on the junior subordinated obligations. The total interest payments due in 2007 on the junior subordinated obligations amounts to approximately $3.2 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At March 31, 2007, the Company had $24.9 million of cash at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

As of March 31, 2007, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company. The Bank expects to continue to require prior approval of the OTS to pay dividends to the Company until 2009.

On October 18, 2006, the Company's board of directors authorized the repurchase of up to 2.2 million shares (approximately 5%) of its outstanding common stock as part of the Company's capital management program. This authorization is in addition to previously authorized share repurchase programs totaling 7.5 million shares. As of March 31, 2007, the Company had purchased 7,969,897 shares at a total cost of $92.4 million. During the three months ended March 31, 2007, the Company purchased 600,936 shares at a total cost of $6.9 million. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. The repurchase programs are authorized for up to one year, and there can be no assurance that the Company will repurchase all shares authorized under the second program. The primary source of funding for the repurchase program will be dividends available for payment by the Bank to the Company.

At March 31, 2007, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at March 31, 2007 were $290.9 million and $263.5 million, respectively, or 8.34% and 7.57% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $174.1 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At March 31, 2007, the Bank's total risk-based capital ratio was 13.1%.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations. Management also considers the accounting policy relating to the test for impairment of goodwill and intangible assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect that an impairment loss can have on the results of operations. The Company's policies on the allowance for loan losses and goodwill and intangible assets are disclosed in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2006. A more detailed description of the Company's methodology for determining the allowance for loan losses is included in the "Asset Quality" section in Part 1, Item 1 of the Company's Form 10-K for the year ended December 31, 2006. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2006 to obtain a better understanding of how the Company's financial performance is reported.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard; however, the Company does not expect adoption of SFAS No. 159 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

The following sets forth the result of our net interest income simulation model as of March 31, 2007 and December 31, 2006.
Change in Interest	March 31, 2007			December 31, 2006
In Basis Points	Annual Net Interest Income
(Rate Ramp)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	$ 76,021	$ (1,881)	(2.41%)	$ 76,221	$ (1,597)	(2.05%)
-100	77,250	(652)	(0.84%)	77,059	(759)	(0.98%)
Flat	77,902	-	-	77,818	-	-
+100	77,112	(790)	(1.01%)	76,399	(1,419)	(1.82%)
+200	75,971	(1,931)	(2.48%)	75,312	(2,506)	(3.22%)
+300	74,653	(3,249)	(4.17%)	74,150	(3,668)	(4.71%)

In the event of a gradual 300 basis point increase in interest rates across the yield curve, we estimate that we would experience a 4.2%, or $3.2 million decrease in net interest income as of March 31, 2007, compared with a decrease of 4.7%, or $3.7 million at December 31, 2006. In the event of a gradual 200 basis point decrease in interest rates, we estimate that we would experience a 2.4%, or $1.9 million decrease in net interest income as of March 31, 2007, compared with a decrease of 2.1%, or $1.6 million at December 31, 2006. As discussed in the Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006 - Net Interest Income section of this Form 10-Q, it is possible that we will continue to experience net interest margin compression in the second quarter of 2007, though to a lesser extent. Margin compression could be in the range of 0 to 5 basis points based on our existing balance sheet and current interest rate and market conditions. This would result in an estimated reduction in net interest income of $0 to $414,000 in the second quarter, absent any substantive changes in our assets or liabilities. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

  Not applicable.

  The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
January 1 - January 31	242,856	$ 11.38	242,856	2,088,183
February 1 - February 28	63,242	11.53	58,080	2,030,103
March 1 - March 31	300,000	11.44	300,000	1,730,103
TOTAL	606,098	$ 11.42	600,936

  The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and shares deemed to have been received from employees who exercised stock options or whose restriction has lifted on restricted stock by tendering previously acquired common shares in satisfaction of the exercise price or tax liability, as is permitted under Partners Trust's equity compensation plans.

  In July 2005, April 2006 and October 2006, Partners Trust announced a program to purchase up to 5 million, 2.5 million and 2.2 million, respectively of its common shares.

ITEM 6. EXHIBITS

Exhibits

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 6, 2007)

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated May 9, 2007

John A. Zawadzki
President and Chief Executive Officer

By: /s/ Amie Estrella Dated May 9, 2007

Amie Estrella
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

3.1 Certificate of Incorporation of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

3.2 Bylaws of Partners Trust Financial Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 6, 2007)

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Form S-1 Registration Statement (No. 333-113119) filed with the Securities and Exchange Commission on February 27, 2004)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.