Form 10-Q
period 2007-06-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2007-08-07
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2007

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

YES _____ NO X

As of July 16, 2007, there were issued and outstanding 43,465,453 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2007	2006
Assets	(In thousands, except share and per share data)
Cash and due from banks	$ 46,155	$ 58,223
Federal funds sold	-	15,850
Total cash and cash equivalents	46,155	74,073
Trading securities	20,298	-
Securities available-for-sale, at fair value	871,076	957,075
Securities held-to-maturity (fair value of $682 at June 30, 2007 and $699 at December 31, 2006)	681	698
Federal Home Loan Bank of New York ("FHLB") stock	40,175	44,580
Loans held for sale	1,671	1,434
Loans receivable	2,317,511	2,315,912
Less: Allowance for loan losses	(34,022)	(34,824)
Net loans receivable	2,283,489	2,281,088
Premises and equipment, net	22,687	23,662
Accrued interest receivable	14,288	15,061
Bank-owned life insurance	74,973	73,508
Other real estate owned and repossessed assets	101	86
Goodwill	241,198	241,254
Other intangible assets, net	8,694	12,719
Other assets	24,602	22,325
Total Assets	$ 3,650,088	$ 3,747,563

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 213,592	$ 225,518
Interest bearing	2,047,215	2,013,449
Total deposits	2,260,807	2,238,967
Federal Home Loan Bank Advances	788,924	894,186
Repurchase Agreements and other short term debt	26,810	28,102
Other long term debt	198	241
Mortgagors' escrow funds	22,837	20,812
Other liabilities	27,285	27,220
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	32,892	43,202
Total Liabilities	3,159,753	3,252,730

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and 51,188,645 shares issued at June 30, 2007 and 51,086,328 shares issued at December 31, 2006	5	5
Additional paid-in capital	445,838	443,097
Retained earnings	156,664	151,714
Accumulated other comprehensive loss	(12,891)	(8,573)
Treasury stock (7,738,142 shares at June 30, 2007 and 6,973,020 shares at
December 31, 2006)	(89,243)	(80,521)
Unallocated ESOP shares (1,223,556 shares at June 30, 2007 and 1,332,063
shares at December 31, 2006)	(10,038)	(10,889)
Total shareholders' equity	490,335	494,833
Total Liabilities and Shareholders' Equity	$ 3,650,088	$3,747,563

See accompanying notes to interim unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$ 33,783	$ 31,949	$ 67,025	$ 62,685
Federal funds sold and interest bearing deposits	265	68	323	88
Securities	11,514	13,696	23,407	27,284
Total interest income	45,562	45,713	90,755	90,057

Interest expense:
Deposits:
Savings accounts	155	216	344	429
Money market accounts	3,505	2,542	6,772	5,020
Time accounts	12,475	11,608	24,397	21,499
NOW accounts	493	146	985	284
	16,628	14,512	32,498	27,232
Borrowings:
Repurchase agreements	227	109	416	196
FHLB advances	9,862	8,572	20,203	16,301
Mortgagors' escrow funds	71	72	116	116
	10,160	8,753	20,735	16,613
Junior subordinated obligations	721	875	1,610	1,711
Total interest expense	27,509	24,140	54,843	45,556
Net interest income	18,053	21,573	35,912	44,501
Recovery of loan losses	-	(2,627)	-	(2,627)
Net interest income after recovery of loan losses	18,053	24,200	35,912	47,128

Non-interest income:
Service fees	3,889	3,987	7,710	7,599
Trust and investment services	472	831	1,410	1,632
Income from bank-owned life insurance	710	716	1,465	1,373
Net gain on trading securities	180	-	298	-
Net loss on sale of securities available-for-sale	-	(2,790)	-	(2,790)
Net gain on sale of loans	27	40	73	60
Gain on sale of trust	4,523	-	4,523	-
Gain on sale of FDIC, net assessment credits	1,832	-	1,832	-
Gain on extinguishments of debt	-	2,783	-	2,783
Other income	168	155	656	428
Total non-interest income	11,801	5,722	17,967	11,085

Non-interest expense:
Salaries and employee benefits	9,709	9,820	19,603	20,339
Occupancy and equipment expense	1,934	2,046	4,029	4,179
Marketing expense	678	812	1,134	1,613
Professional services	1,163	832	2,101	1,594
Technology expense	1,798	1,868	3,777	3,885
Amortization of intangible assets	1,664	2,221	3,362	4,075
Other expense	2,107	2,418	4,115	4,651
Total non-interest expense	19,053	20,017	38,121	40,336
Income before income tax expense	10,801	9,905	15,758	17,877
Income tax expense	3,594	3,147	4,894	5,547
Net income	$ 7,207	$ 6,758	$ 10,864	$ 12,330

Basic earnings per share	$ 0.17	$ 0.15	$ 0.26	$ 0.27
Diluted earnings per share	$ 0.17	$ 0.15	$ 0.26	$ 0.27

Basic weighted average shares outstanding	41,690,221	44,118,458	41,823,944	44,908,733
Diluted weighted average shares outstanding	42,378,445	44,741,918	42,571,373	45,604,803

See accompanying notes to interim unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Issued &				Accumulated			Unearned
	Outstanding		Additional		Other		Unallocated	Restricted
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
		(In thousands, except share and per share data)

Balance at December 31, 2005	48,565,740	$ 5	$ 440,270	$ 139,107	$ (10,159)	$ (22,196)	$ (12,591)	$ (6,513)	$ 527,923
Cumulative adjustment to beginning retained earnings under
SAB 108	-	-	-	1,364	-	-	-	-	1,364
Adjusted balance at January 1, 2006	48,565,740	5	440,270	140,471	(10,159)	(22,196)	(12,591)	(6,513)	529,287
Reclassification adjustment from the adoption of SFAS
No. 123R	-	-	(6,513)	-	-	-	-	(6,513)	-
Net income	-	-	-	12,330	-	-	-	-	12,330
Other comprehensive loss, net of tax	-	-	-	-	(6,863)	-	-	-	(6,863)
Cash dividends ($0.14 per share)	-	-	-	(6,299)	-	-	-	-	(6,299)
ESOP shares committed to be released for
allocation (108,507 shares)	-	-	425	-	-	-	851	-	1,276
Amortization of unearned restricted stock awards	-	-	947	-	-	-	-	-	947
Excess tax benefit of restricted stock vesting	-	-	61	-	-	-	-	-	61
Purchase of treasury stock	(4,097,152)	-	-	-	-	(47,718)	-	-	(47,718)
Stock options exercised	501,879	-	3,640	-	-	-	-	-	3,640
Excess tax benefit of stock options exercised	-	-	368	-	-	-	-	-	368
Amortization of unvested stock options	-	-	589	-	-	-	-	-	589
Balance at June 30, 2006	44,970,467	$ 5	$ 439,787	$ 146,502	$ (17,022)	$ (69,914)	$ (11,740)	$ -	$ 487,618

Balance at December 31, 2006	44,113,308	$ 5	$ 443,097	$ 151,714	$ (8,573)	$ (80,521)	$ (10,889)	$ -	$ 494,833
Net income	-	-	-	10,864	-	-	-	-	10,864
Other comprehensive loss, net of tax	-	-	-	-	(4,318)	-	-	-	(4,318)
Cash dividends ($0.14 per share)	-	-	-	(5,914)	-	-	-	-	(5,914)
ESOP shares committed to be released for
allocation (108,507 shares)	-	-	380	-	-	-	851	-	1,231
Amortization of unearned restricted stock awards	-	-	892	-	-	-	-	-	892
Excess tax benefit of restricted stock vesting	-	-	61	-	-	-	-	-	61
Purchase of treasury stock	(760,631)	-	-	-	-	(8,669)	-	-	(8,669)
Stock options exercised	97,826	-	753	-	-	(53)	-	-	700
Excess tax benefit of stock options exercised	-	-	49	-	-	-	-	-	49
Amortization of unvested stock options	-	-	606	-	-	-	-	-	606
Balance at June 30, 2007	43,450,503	$ 5	$ 445,838	$ 156,664	$ (12,891)	$ (89,243)	$ (10,038)	$ -	$ 490,335

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2007	2006
	(In thousands)
Net cash (used in) provided by operating activities	$ (8,114)	$ 23,247

Investing activities:
Purchases of securities held-to-maturity	-	(12)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	12	48
Purchases of securities available-for-sale	(28,092)	(74,970)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	108,763	68,996
Proceeds from sales of securities available-for-sale	30	83,873
Proceeds from sale of trust business	5,349	-
Purchases of FHLB stock	(10,706)	(24,680)
Redemptions of FHLB stock	15,111	22,704
Net loans repaid by (made to) customers	3,243	(61,781)
Loans purchased	(6,813)	(34,013)
Purchases of premises and equipment	(615)	(582)
Proceeds from sale of premises and equipment	301	31
Proceeds from sales of other real estate owned	414	577
Net cash provided by (used in) investing activities	$ 86,997	$ (19,809)

Financing activities:
Net increase in deposits	21,840	10,724
Net increase in mortgagors' escrow funds	2,025	3,490
Net (decrease) increase in borrowings	(106,584)	34,091
Redemption of junior subordinated obligations	(10,310)	-
Cash dividends	(5,914)	(6,299)
Purchase of treasury stock	(8,669)	(47,718)
Excess tax benefit from share-based payments	111	429
Proceeds from stock option exercises	700	3,640
Net cash used in financing activities	(106,801)	(1,643)

Net (decrease) increase in cash and cash equivalents	(27,198)	1,795

Cash and cash equivalents at beginning of period	74,073	58,137

Cash and cash equivalents at end of period	$ 46,155	$ 59,932

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 46,520	$ 42,494
Income taxes	4,998	3,055

Non-cash investing activities:
Increase in liability for securities purchased not settled	$ (1,900)	$ (5,691)
Transfer of loans to other real estate owned	429	1,121

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$ 7,207	$ 6,758	$ 10,864	$ 12,330
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available-for-sale
(pre-tax, ($9,376), ($11,062), ($7,034) and ($14,228))	(5,691)	(6,637)	(4,286)	(8,537)
Reclassification adjustment for net loss on available-for-sale securities realized in net income (pre-tax amounts of $ - , $2,790, $ - ,
and $2,790)	-	1,674	-	1,674
Defined benefit pension plans:
Amortization of actuarial gain (pre-tax amounts of $2, $ - , $5 and
$ - )	(8)	-	(6)	-
Recognition of prior service credits (pre-tax amounts of ($12), $ - ,
($41) and $ - )	(9)	-	(26)	-
Total other comprehensive loss	(5,708)	(4,963)	(4,318)	(6,863)
Comprehensive income	$ 1,499	$ 1,795	$ 6,546	$ 5,467

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

2. Earnings Per Share (continued)

The following summarizes the computation of earnings per share for the three months and six months ended June 30, 2007 and 2006 (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Income available to common shareholders	$ 7,207	$6,758	$ 10,864	$12,330
Weighted average basic shares outstanding	41,690	44,118	41,824	44,909
Basic earnings per share	$ 0.17	$0.15	$ 0.26	$0.27

Diluted earnings per share:
Income available to common shareholders	$ 7,207	$6,758	$ 10,864	$12,330
Weighted average basic shares outstanding	41,690	44,118	41,824	44,909
Effect of dilutive securities:
Stock options	515	419	551	466
Unearned restricted stock awards	173	205	196	230
Weighted average diluted shares outstanding	42,378	44,742	42,571	45,605
Diluted earnings per share	$ 0.17	$0.15	$ 0.26	$0.27

The computation of the number of dilutive securities for the three months and six months ended June 30, 2007 excludes 1,603,580 and 987,508 options ("anti-dilutive options") because the exercise prices of these options was greater than the average market price for the period. There were 127,013 and 122,164 anti-dilutive options for the three and six months ended June 30, 2006.

3. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months and six months ended June 30, 2007 and 2006 is as follows (in thousands):
	Pension Benefits		Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Interest cost	$ 555	$ 557	$ 1,109	$ 1,114
Expected return on plan assets	(966)	(957)	(1,931)	(1,914)
Amortization of unrecognized
actuarial loss	40	62	80	123
Net periodic benefit plan credit	$ (371)	$ (338)	$ (742)	$ (677)

	Postretirement Benefits		Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Service cost	$ 10	$ 44	$ 20	$ 89
Interest cost	85	126	170	252
Amortization of unrecognized
actuarial gain	(38)	(3)	(75)	(6)
Amortization of unrecognized
prior service (credit) cost	(28)	11	(56)	21
Net periodic benefit plan cost	$ 29	$ 178	$ 59	$ 356

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

3. Employee Benefit Plans (continued)
	SERPs		SERPs
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Service cost	$ 51	$ 30	$ 102	$ 60
Interest cost	22	35	43	71
Amortization of unrecognized
prior service cost	16	-	15	-
Net periodic benefit plan cost	$ 89	$ 65	$ 160	$ 131

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company estimates that no contributions will be made in 2007. The Company expects to contribute approximately $449,000 to the postretirement plan in 2007. Expected contributions to the SERP in 2007 are not significant. During the six months ended June 30, 2007 there were no contributions to the pension plan and $57,000 was contributed to the postretirement plan.

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

The Company had approximately $6.3 million of standby letters of credit on June 30, 2007. The fair value of the Company's standby letters of credit at June 30, 2007 was insignificant.

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

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense and penalties in non-interest expense. The Company has accrued approximately $606,000 of interest expense at the date of adoption of FIN 48 and $762,000 of interest expense as of June 30, 2007. The amount of interest expense recognized in the income statement during the three and six months ended June 30, 2007 was $74,000.

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

6. Sale of Trust Business

On May 3, 2007, the Company completed the sale of the Company's trust business to Chemung Canal Trust Company, pursuant to a Trust Company Agreement and Plan of Merger dated October 11, 2006, as amended by Amendment No. 1 to the Trust Company Agreement and Plan of Merger dated February 1, 2007. Aggregate merger consideration was $5.2 million based on the fair value of trust assets on May 3, 2007, which was $351.0 million. Prior to the sale, the Company had an unamortized identifiable intangible asset of $602,000 related to the trust business. The Company recognized a net gain of $4.5 million after recognition of investment banker fees and the write off of the trust related identifiable intangible. Expenses related to the sale were approximately $435,000 ($153,000 incurred in 2006; $282,000 incurred in 2007) and included legal fees, contract termination fees and severance.

7. Pending Merger

On July 19, 2007, Partners Trust Financial Group, Inc. and M&T Bank Corporation ("M&T") announced a definitive merger agreement, pursuant to which M&T will acquire all of the outstanding shares of Partners Trust Financial Group, Inc. in a transaction valued at approximatley $555.4 million.  Under the terms of the merger agreement, stockholders of Partners Trust will received $12.50 for each share of common stock they own.  Stockholders may elect to receive the consideration in shares of M&T common stock or in cash although, in the aggregate, 50% of the Partners Trust shares must be exchanged for M&T stock and 50% for cash.  Those elections will be subject to allocation and proration if either stock or cash is oversubscribed.  The transaction is subject to certain conditions, including regulatory approval and approval by Partners Trust's stockholders, and is expected to close within six months of the agreement.

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

General

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on interest earning assets, consisting primarily of our loans and securities, and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for or (recovery of) loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, amortization of intangible assets, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

Recent Developments

On July 19, 2007, Partners Trust Financial Group, Inc. and M&T Bank Corporation ("M&T") announced a definitive merger agreement, pursuant to which M&T will acquire all of the outstanding shares of Partners Trust Financial Group, Inc. in a transaction valued at approximatley $555.4 million.  Under the terms of the merger agreement, stockholders of Partners Trust will receive $12.50 for each share of common stock they own.  Stockholders may elect to receive the consideration in shares of M&T common stock or in cash although, in the aggregate, 50% of the Partners Trust shares must be exchanged for M&T stock and 50% for cash.  Those elections will be subject to allocation and proration if either stock or cash is oversubscribed.  The transaction is subject to certain conditions, including regulatory approval and approval by Partners Trust's stockholders, and is expected to close within six months of the date of the agreement.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

General. Total assets were $3.65 billion at June 30, 2007, a decrease of $97.5 million from December 31, 2006. The decrease in total assets is primarily due to an $86.0 million decrease in securities available-for-sale and a $27.9 million decrease in cash and cash equivalents partially offset by a $20.3 million increase in trading securities.

Securities. Total securities decreased $65.7 million or 6.9% in the six months ended June 30, 2007. Currently, our strategy is to utilize investment cash flows primarily to reduce higher-cost funding sources. The approach has been adopted due to the current, flat yield curve environment and the resulting risk/return profile of reinvesting these cash flows.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,173,667	51.0%	$ 1,191,229	51.8%
Commercial real estate	320,171	13.9%	315,358	13.7%
Commercial and industrial (C&I)	171,307	7.5%	158,474	6.9%
Consumer, including home equity loans	635,645	27.6%	633,912	27.6%
Total loans receivable	2,300,790	100.00%	2,298,973	100.0%
Plus (less):
Net deferred loan costs	16,721		16,939
Allowance for loan losses	(34,022)		(34,824)
Net loans receivable	$ 2,283,489		$ 2,281,088

Loans receivable (including net deferred loan costs) increased $1.6 million in the six months ended June 30, 2007, as increases in our commercial (real estate and C&I) and consumer portfolios offset a decline in the residential loan portfolio.

Commercial loans increased $17.6 million or 3.7% due to new business as well as funding of previously approved commitments.

Residential mortgages decreased $17.6 million or 1.5%. In the second quarter of 2007, we increased the rates on mortgages offered through mortgage bankers and brokers in order to improve the profitability of the product with the expectation that the volume of new originations would decrease. Payments on existing loans outpaced originations causing the outstanding balance to decrease.

Asset Quality. Non-performing loans totaled $4.6 million or 0.20% of loans at June 30, 2007, compared to $4.0 million or 0.18% of loans at December 31, 2006.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	June 30,	December 31,
	2007	2006
Non-accruing loans:
Residential real estate	$ 1,060	$ 1,492
Commercial real estate	630	927
Commercial and Industrial	2,122	1,157
Consumer (1)	180	294
Total non-accruing loans	3,992	3,870
Accruing loans delinquent 90 days or more	629	177
Total non-performing loans	4,621	4,047
Other real estate owned and repossessed assets	101	86
Total non-performing assets	$ 4,722	$ 4,133
Total non-performing loans to total loans	0.20%	0.18%
Total non-performing assets to total assets	0.13%	0.11%
Allowance for loan losses to non-performing loans	736.25%	860.49%
Allowance for loan losses to total loans (2)	1.48%	1.51%
_________________________________
(1) Includes home equity loans.
(2)	Total loans excludes loans held for sale and net deferred loan costs.

The increase in non-performing assets is primarily due to one commercial relationship. We charged off a portion of this relationship during the second quarter of 2007. In July 2007 this relationship was paid off with no additional credit loss.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $14.0 million (87.1% commercial and industrial, 12.9% commercial real estate) that warrant increased attention at June 30, 2007, compared with $19.4 million at December 31, 2006. These loans are classified as substandard as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at June 30, 2007. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Total criticized and classified loans (which include non-performing loans and other loans classified special mention or worse) at June 30, 2007 were $51.5 million (2.2% of gross loans), compared to $45.1 million (2.0% of gross loans) at December 31, 2006.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$ 34,624	$ 37,618	$ 34,824	$ 36,451
Charge-offs	(1,723)	(924)	(2,610)	(2,290)
Recoveries	1,121	2,236	1,808	4,769
Provision for (recovery of) loan losses	-	(2,627)	-	(2,627)
Allowance for loan losses at end of period	$ 34,022	$ 36,303	$ 34,022	$ 36,303
Net (charge-offs) recoveries to average loans (annualized)	(0.10%)	0.23%	(0.07%)	0.22%

Net charge-offs for the six months ended June 30, 2007 were $802,000, compared with $2.5 million in net recoveries during the six months ended June 30, 2006. Net recoveries were unusually high in the three and six months ended June 30, 2006 as we continued to recover charge-offs on loans acquired from BSB Bancorp, Inc. As a result of low net charge-offs and continued strong asset quality, no provision for loan losses was recorded in the three and six months ended June 30, 2007.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	June 30, 2007				December 31, 2006
	Amount				Amount
	Retail & Commercial	Municipal	Total	Percent	Retail & Commercial	Municipal	Total	Percent
Non-interest-bearing checking	$ 206,651	$ 6,941	$ 213,592	9.4%	$ 218,046	$ 7,472	$ 225,518	10.1%
Interest-bearing checking	254,856	22,012	276,868	12.3%	236,763	20,625	257,388	11.5%
Total checking	461,507	28,953	490,460	21.7%	454,809	28,097	482,906	21.6%
Savings	231,770	4,614	236,384	10.5%	232,800	4,723	237,523	10.6%
Money market	291,700	199,492	491,192	21.7%	298,699	184,731	483,430	21.6%
Time	913,194	129,577	1,042,771	46.1%	879,518	155,590	1,035,108	46.2%
Total deposits	$ 1,898,171	$ 362,636	$2,260,807	100.0%	$ 1,865,826	$373,141	$2,238,967	100.0%

Total deposits were $2.26 billion at June 30, 2007, an increase of $21.8 million from December 31, 2006. The increase is primarily due to an increase in retail time deposits of $33.7 million partially offset by a $10.5 million seasonal decrease in municipal deposits. We offer competitive rates on our retail time deposits, thus attracting additional deposits in the six months ended June 30, 2007. In addition, deposits have migrated from money market products into retail time deposits due to customer preference for higher-rate products. Our ability to increase municipal deposits is currently hindered by availability of collateral as we allow our securities portfolio to runoff. Total checking deposits increased $7.6 million primarily due to our successful efforts to promote our retail checking products. See further discussion of deposit activity in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q.

Borrowings. Borrowings decreased $106.6 million or 11.6% to $815.9 million at June 30, 2007 compared to $922.5 million at December 31, 2006. The decrease is due to the aforementioned strategy to use cash flows from securities to pay down borrowings.

Shareholders' Equity. Shareholders' equity decreased $4.5 million from December 31, 2006 to $490.3 million at June 30, 2007. The decrease resulted from other comprehensive loss of $4.3 million, the payment of cash dividends of $5.9 million and the repurchase of 760,631 shares of our stock in open market transactions, resulting in an $8.7 million decrease in shareholders' equity. Net income was $10.9 million during the six months ended June 30, 2007. We recorded additions to equity of $749,000 related to the exercise of stock options and $2.8 million related to the vesting of stock under the Company's ESOP, restricted stock and stock option plans.

Average Balance Sheet and Net Interest Income Analysis

The following tables set forth certain information for the three months and six months ended June 30, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended June 30,
	2007			2006
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 19,671	$ 265	5.40%	$ 6,304	$ 68	4.33%
Securities (1)	950,258	11,514	4.86%	1,177,628	13,696	4.66%
Loans (2)	2,317,663	33,783	5.85%	2,259,336	31,949	5.67%
Total earning assets	3,287,592	45,562	5.56%	3,443,268	45,713	5.33%
Non-earning assets	401,571			396,858
Total assets	$ 3,689,163			$ 3,840,126

Interest bearing liabilities:
Savings deposits	$ 236,387	$ 155	0.26%	$ 266,644	$ 216	0.32%
Money market accounts	476,362	3,505	2.95%	477,626	2,542	2.13%
NOW accounts	271,384	493	0.73%	239,516	146	0.24%
Time accounts	1,077,432	12,475	4.64%	1,187,447	11,608	3.92%
Borrowings (3)	863,293	10,160	4.72%	870,098	8,753	4.03%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	35,385	721	8.17%	43,202	875	8.12%
Total interest bearing liabilities	2,960,243	27,509	3.73%	3,084,533	24,140	3.14%

Non-interest bearing deposits	210,266			224,496
Other non-interest bearing liabilities	22,477			28,689
Total liabilities	3,192,986			3,337,718
Shareholders' equity	496,177			502,408
Total liabilities and shareholders'
equity	$ 3,689,163			$ 3,840,126

Net interest income		$ 18,053			$ 21,573

Net interest rate spread			1.83%			2.19%

Net earning assets	$ 327,349			$ 358,735

Net interest margin			2.20%			2.51%

Ratio of earning assets to total
interest bearing liabilities	111.06%			111.63%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance includes net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

	For the Six Months Ended June 30,
	2007			2006
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 12,876	$323	5.06%	$ 4,575	$ 88	3.88%
Securities (1)	969,605	23,407	4.87%	1,188,212	27,284	4.63%
Loans (2)	2,316,776	67,025	5.83%	2,237,383	62,685	5.65%
Total earning assets	3,299,257	90,755	5.55%	3,430,170	90,057	5.29%
Non-earning assets	399,711			398,270
Total assets	$ 3,698,968			$ 3,828,440

Interest bearing liabilities:
Savings deposits	$ 235,413	$344	0.29%	$ 266,784	$ 429	0.32%
Money market accounts	471,757	6,772	2.89%	492,299	5,020	2.06%
NOW accounts	265,391	985	0.75%	241,223	284	0.24%
Time accounts	1,072,428	24,397	4.59%	1,148,501	21,499	3.77%
Borrowings (3)	883,200	20,735	4.73%	868,933	16,613	3.86%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	39,272	1,610	8.27%	43,202	1,711	7.99%
Total interest bearing liabilities	2,967,461	54,843	3.73%	3,060,942	45,556	3.00%

Non-interest bearing deposits	212,913			223,893
Other non-interest bearing liabilities	22,524			29,117
Total liabilities	3,202,898			3,313,952
Shareholders' equity	496,070			514,488
Total liabilities and shareholders'
equity	$3,698,968			$ 3,828,440

Net interest income		$35,912			$ 44,501

Net interest rate spread			1.82%			2.29%

Net earning assets	$ 331,796			$ 369,228

Net interest margin			2.20%			2.62%

Ratio of earning assets to total
interest bearing liabilities	111.18%			112.06%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance includes net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

The Company's cost of interest bearing liabilities continued to increase during the six months ended June 30, 2007 compared to the year-ago period, as competitive pressures caused us to increase rates on many of our deposit products. In addition, rates on borrowings have increased compared to the year-ago period as lower-costing borrowings matured and were replaced at higher rates. The average balance of savings and money market accounts decreased $31.4 million and $20.5 million, respectively, during the six months ended June 30, 2007 compared to the year-ago quarter primarily due to competitive pricing pressures. Average borrowings increased $14.3 million during the same period. This shift toward higher cost funding sources also caused our cost of interest bearing liabilities to increase. In the second half of 2006 the Company implemented a strategy to use cash flows from securities to fund loan growth and deposit outflows and to pay down wholesale funding sources. Borrowings began to decrease at the end of the first quarter of 2007 and we expect the average balance to decrease going forward. The Company began promoting a high rate NOW account product in the second half of 2006 and as a result, the average balance increased $24.2 million during the six months ended June 30, 2007 compared to the year-ago quarter. While some of these balances migrated from non-interest checking accounts, which decreased $11.0 million during the same period, we attracted new deposits as well. This prevented further increases in wholesale funding sources. The average balance of time accounts decreased $76.1 million during the six months ended June 30, 2007 compared to the year-ago quarter primarily due to a $101.3 million decrease in brokered time deposits, partially offset by a $45.9 million increase in retail time deposits. Since brokered time deposits generally have higher rates than retail accounts, the shift in the mix of time deposits prevented further increases in our cost of interest bearing liabilities.

The aforementioned strategy to allow securities to decrease caused the average balance to decrease $218.6 million during the six months ended June 30, 2007 compared to the year-ago quarter. One of the uses of these cash flows was to fund loan growth, the average balance of which increased $79.4 million in the same period.

See the Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2007 and 2006 - Net Interest Income sections of this Form 10-Q for further analysis of our net interest margin.

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
	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2007 vs. 2006			2007 vs. 2006
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)			(In thousands)
Earning assets:
Federal funds sold and interest-bearing
Deposits	$21	$176	$197	$34	$201	$235
Securities	564	(2,746)	(2,182)	1,354	(5,231)	(3,877)
Loans	1,011	823	1,834	2,053	2,287	4,340
Total earning assets	1,596	(1,747)	(151)	3,441	(2,743)	698

Interest bearing liabilities:
Savings accounts	(38)	(23)	(61)	(38)	(47)	(85)
Money market accounts	970	(7)	963	1,968	(216)	1,752
NOW accounts	326	21	347	669	32	701
Time accounts	2,006	(1,139)	867	4,402	(1,504)	2,898
Borrowings	1,476	(69)	1,407	3,842	280	4,122
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	5	(159)	(154)	59	(160)	(101)
Total interest bearing liabilities	4,745	(1,376)	3,369	10,902	(1,615)	9,287

Net interest income	$(3,149)	$(371)	$(3,520)	$(7,461)	$(1,128)	$(8,589)

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General. Net income for the three months ended June 30, 2007 was $7.2 million, or $0.17 per diluted share, compared with $6.8 million, or $0.15 per diluted share for the same period in 2006. Return on assets was 0.78% and 0.71% for the three months ended June 30, 2007 and 2006, respectively. Return on equity and return on tangible equity were 5.83% and 11.79%, respectively, for the three months ended June 30, 2007, compared to 5.40% and 11.15%, respectively, for the same period in 2006.

Net Interest Income. Net interest income for the three months ended June 30, 2007 totaled $18.1 million, a decrease of $3.5 million or 16.3% from the $21.6 million for the same period in 2006. This decrease is due to a 31 basis point decrease in our net interest margin in the second quarter of 2007 compared with the year-ago period, and a $155.7 million decrease in average earning assets. Highly competitive pricing of deposits in our markets has exacerbated the effect of the flat and sometimes inverted yield curve over the past year, resulting in an increase in rates on short-term time accounts and certain NOW and money market accounts. Most of our earning assets have longer terms than our interest bearing liabilities, so as shorter-term rates increase faster than longer-term rates, our interest bearing liabilities reprice upward faster than our earning assets. These factors have resulted in a 59 basis point increase in our cost of funds. This exceeded the increase in our earning assets yield of 23 basis points. As a result, the net interest margin for the three months ended June 30, 2007 was 2.20%, down from 2.51% in the second quarter of 2006.

It is possible that the trend we've experienced of higher deposit and borrowing rates and increasing reliance on wholesale funding sources will continue in the current competitive and interest rate environments, which would put further pressure on our net interest margin. However, the flat to inverted yield curve environment has existed for nearly two years and shorter-term rates have been within a fairly narrow band over the last several months. As a result, the upward repricing pressure on our interest bearing liabilities has eased. Meanwhile, our earning assets are repricing upward slightly more than recent quarters because of their generally longer terms, though the repricing is still less than our liabilities. As of June 30, 2007, time accounts and borrowings that will reprice or mature during the second quarter of 2007 totaled $323.7 million and $55.0 million, respectively, and had weighted average rates of 4.77% and 3.76%, respectively. As a result, it is possible that margin will be stable in the third quarter of 2007. See the Quantitative and Qualitative Disclosures About Market Risk section of this Form 10-Q for further analysis of our interest rate sensitivity.

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

As a result of low net charge-offs for the three months ended June 30, 2007 and continued strong asset quality, no provision for loan losses was recorded during the three months ended June 30, 2007. We recorded a recovery of loan losses of $2.6 million during the three months ended June 30, 2006 due to net recoveries of $1.3 million and strong asset quality. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended June 30,
	2007	2006	$ Change	% Change
Service fees	$ 3,889	$ 3,987	$ (98)	(2%)
Trust and investment services	472	831	(359)	(43%)
Income from bank-owned life insurance	710	716	(6)	(1%)
Net gain on trading securities	180	-	180	-%
Net loss on sale of securities available-for-sale	-	(2,790)	2,790	100%
Net gain on sale of loans	27	40	(13)	(33%)
Gain on sale of trust	4,523	-	4,523	-%
Gain on sale of FDIC, net assessment credits	1,832	-	1,832	-%
Gain on extinguishment of debt	-	2,783	(2,783)	(100%)
Other income	168	155	13	8%
Total non-interest income	$ 11,801	$ 5,722	$ 6,079	106%

Non-interest income increased $6.1 million or 106% for the three months ended June 30, 2007 compared with the same period in 2006. On May 3, 2007 we completed the sale of our trust business and recognized a net gain of $4.5 million. In addition, the Company sold a portion of its FDIC assessment credits during the quarter and recognized a gain of $1.8 million.

In the three months ended June 30, 2006, we recognized a net loss of $2.8 million on sales of $86.7 million of securities available-for-sale. We also recognized a gain on extinguishment of debt of $2.8 million due to the impact of purchase accounting adjustments relative to $120.0 million of FHLB advances that were called. These borrowings, with book rates ranging from 4.41% to 4.63%, were acquired from the BSB Bancorp, Inc. acquisition in 2004 and were recorded at fair value. In order to replace these borrowings, we would have had to pay rates in the range of 5.40% to 5.80%, which would have resulted in an approximate $1.2 million annual reduction in net interest income. Alternatively, we decided to sell securities to help meet our liquidity needs. The securities sold had a weighted average yield of 4.31%.

Our non-interest income amounted to 39.5% and 19.1% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended June 30, 2007 and 2006, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):

	Three months ended June 30,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$ 9,709	$ 9,820	$ (111)	(1%)
Occupancy and equipment expense	1,934	2,046	(112)	(5%)
Marketing expense	678	812	(134)	(17%)
Professional services	1,163	832	331	40%
Technology expense	1,798	1,868	(70)	(4%)
Amortization of intangible assets	1,664	2,221	(557)	(25%)
Other expense	2,107	2,418	(311)	(13%)
Total non-interest expense	$ 19,053	$ 20,017	$ (964)	(5%)

Non-interest expenses were $19.1 million and $20.0 million for the three months ended June 30, 2007, and 2006, respectively, a decrease of $964,000 or 5%. Amortization of intangible assets decreased primarily due to lower amortization on the core deposit that arose from the BSB Bancorp, Inc. acquisition. Other expenses decreased primarily due to on-going cost control efforts.

Non-interest expenses, as a percent of average total assets decreased to 2.07% (annualized) for the second quarter of 2007, compared to 2.09% (annualized) for the second quarter of 2006.

Income Tax Expense. Income tax expense was $3.6 million on income before taxes of $10.8 million for the three months ended June 30, 2007, resulting in an effective tax rate of 33.3% compared to income tax expense of $3.1 million on income before taxes of $9.9 million for the same period in 2006, resulting in an effective tax rate of 31.8%. The increase in the effective rate is primarily due to the recognition of statutory tax expense on the gains on sales of the trust business and FDIC assessment credits partially offset by the on-going effect of various tax-exempt items.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General. Net income for the six months ended June 30, 2007 was $10.9 million, or $0.26 per diluted share, compared with $12.3 million, or $0.27 per diluted share for the same period in 2006. Return on assets was 0.59% and 0.65% for the six months ended June 30, 2007 and 2006, respectively. Return on equity and return on tangible equity were 4.42% and 8.98%, respectively, for the six months ended June 30, 2007, compared to 4.83% and 9.79%, respectively, for the same period in 2006.

Net Interest Income. Net interest income for the six months ended June 30, 2007 totaled $35.9 million, a decrease of $8.6 million or 19.3% from the $44.5 million for the same period in 2006. This decrease is primarily due to a 42 basis point decrease in our net interest margin in the second quarter of 2007 compared with the year-ago period, and a $130.9 million decrease in average earning assets. The decrease in net interest income is due to competitive pressure on deposit pricing, the flattening and inversion of the yield curve and the shift in our funding to higher cost sources. See additional discussion in the section of this Form 10-Q titled Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006.

Provision for (Recovery of) Loan Losses. As a result of low net charge-offs for the six months ended June 30, 2007 and continued strong asset quality, no provision for loan losses was recorded during the six months ended June 30, 2007. We recorded a recovery of loan losses of $2.6 million during the six months ended June 30, 2006 due to net recoveries of $2.5 million and strong asset quality. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Six months ended June 30,
	2007	2006	$ Change	% Change
Service fees	$ 7,710	$ 7,599	$ 111	1%
Trust and investment services	1,410	1,632	(222)	(14%)
Income from bank-owned life insurance	1,465	1,373	92	7%
Net gain on trading securities	298	-	298	-%
Net loss on sale of securities available-for-sale	-	(2,790)	2,790	100%
Net gain on sale of loans	73	60	13	22%
Gain on sale of trust	4,523	-	4,523	-%
Gain on sale of FDIC assessment credits	1,832	-	1,832	-%
Gain on extinguishment of debt	-	2,783	(2,783)	(100%)
Other income	656	428	228	53%
Total non-interest income	$ 17,967	$ 11,085	$ 6,882	62%

Non-interest income increased $6.9 million or 62% for the six months ended June 30, 2007 compared with the same period in 2006. The increase is primarily due to the net gains on the sale of the trust business and FDIC assessment credits, as previously discussed in the Comparison of Operating Results for Three Months Ended June 30, 2007 and 2006.

In the six months ended June 30, 2006, we recognized a net loss of $2.8 million on sales of $86.7 million of securities available-for-sale. We also recognized a gain on extinguishment of debt of $2.8 million due to the impact of purchase accounting adjustments relative to $120.0 million of FHLB advances that were called. These borrowings, with book rates ranging from 4.41% to 4.63%, were acquired from the BSB Bancorp, Inc. acquisition in 2004 and were recorded at fair value. In order to replace these borrowings, we would have had to pay rates in the range of 5.40% to 5.80%, which would have resulted in an approximate $1.2 million annual reduction in net interest income. Alternatively, we decided to sell securities to help meet our liquidity needs. The securities sold had a weighted average yield of 4.31%.

Our non-interest income amounted to 33.3% and 19.0% of total revenues (which is comprised of total net interest income and non-interest income), for the six months ended June 30, 2007 and 2006, respectively.

Non-Interest Expense: The following table summarizes changes in the major component of non-interest expense (dollars in thousands):
	Six months ended June 30,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$ 19,603	$ 20,339	$ (736)	(4%)
Occupancy and equipment expense	4,029	4,179	(150)	(4%)
Marketing expense	1,134	1,613	(479)	(30%)
Professional services	2,101	1,594	507	32%
Technology expense	3,777	3,885	(108)	(3%)
Amortization of intangible assets	3,362	4,075	(713)	(17%)
Other expense	4,115	4,651	(536)	(12%)
Total non-interest expense	$ 38,121	$ 40,336	$ (2,215)	(5%)

Non-interest expenses were $38.1 million and $40.3 million for the six months ended June 30, 2007, and 2006, respectively, a decrease of $2.2 million or 5%. Salaries and employee benefits decreased primarily due to lower bonus program expense and lower retiree health insurance expense. Amortization of intangible assets decreased primarily due to lower amortization on the core deposit that arose from the BSB Bancorp, Inc. acquisition. This was offset by an increase in our non-compete amortization expense. Other expenses decreased primarily due to on-going cost control efforts.

Non-interest expenses, as a percent of average total assets decreased to 2.08% (annualized) for the second quarter of 2007, compared to 2.12% (annualized) for the second quarter of 2006.

Income Tax Expense. Income tax expense was $4.9 million on income before taxes of $15.8 million for the six months ended June 30, 2007, resulting in an effective tax rate of 31.1% compared to income tax expense of $5.5 million on income before taxes of $17.9 million for the same period in 2006, resulting in an effective tax rate of 31.0%.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments on outstanding borrowings and to pay operating expenses. The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits including brokered time deposits, interest and principal payments and prepayments on securities, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for additional borrowings, advances from the FHLB of New York and reverse repurchase agreements. At June 30, 2007, the Bank had $1.1 billion in available FHLB borrowing capacity (including the overnight lines of credit, and subject to limitations). At June 30, 2007, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $249.9 million. Certificates of deposit which are scheduled to mature within one year totaled $786.6 million and borrowings that are scheduled to mature within the same period amounted to $300.0 million.

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

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders, execute authorized share repurchases and to make interest payments on the junior subordinated obligations. The total interest payments due in 2007 on the junior subordinated obligations amounts to approximately $3.2 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At June 30, 2007, the Company had $33 million of cash at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

As of June 30, 2007, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company.

On October 18, 2006, the Company's board of directors authorized the repurchase of up to 2.2 million shares (approximately 5%) of its outstanding common stock as part of the Company's capital management program. This authorization is in addition to previously authorized share repurchase programs totaling 7.5 million shares. As of June 30, 2007, the Company had purchased 8,090,569 shares at a total cost of $93.7 million. During the six months ended June 30, 2007, the Company purchased 721,608 shares at a total cost of $8.2 million. The Company suspended its previously authorized stock repurchase program in light of the pendency of its proposed merger with M&T.

At June 30, 2007, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at June 30, 2007 were $286.9 million and $254.5 million, respectively, or 8.37% and 7.44% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $171.1 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At June 30, 2007, the Bank's total risk-based capital ratio was 12.7%.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard and its expected materiality on the Company's consolidated financial position, results of operations and cash flows.

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

The following sets forth the result of our net interest income simulation model as of June 30, 2007 and December 31, 2006.
Change in Interest	June 30, 2007			December 31, 2006
In Basis Points	Annual Net Interest Income
(Rate Ramp)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	$81,262	$560	0.69%	$ 76,221	$ (1,597)	(2.05%)
-100	81,486	784	0.97%	77,059	(759)	(0.98%)
Flat	80,702	-	-	77,818	-	-
+100	79,033	(1,669)	(2.07%)	76,399	(1,419)	(1.82%)
+200	77,441	(3,261)	(4.04%)	75,312	(2,506)	(3.22%)
+300	75,848	(4,854)	(6.01%)	74,150	(3,668)	(4.71%)

In the event of a gradual 300 basis point increase in interest rates across the yield curve, we estimate that we would experience a 6.0%, or $4.9 million decrease in net interest income as of June 30, 2007, compared with a decrease of 4.7%, or $3.7 million at December 31, 2006. In the event of a gradual 200 basis point decrease in interest rates, we estimate that we would experience a 0.7%, or $560,000 increase in net interest income as of June 30, 2007, compared with a decrease of 2.1%, or $1.6 million at December 31, 2006. As discussed in the Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006 - Net Interest Income section of this Form 10-Q, it is possible that net interest margin will be stable in the third quarter of 2007. Absent any substantive changes in our assets or liabilities, net interest income would be flat in the third quarter of 2007 compared to the second quarter of 2007. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	159,024	$ 11.31	120,672	1,609,431
May 1 - May 31	-	-	-	1,609,431
June 1 - June 30	-	-	-	1,609,431
TOTAL	159,024	$ 11.31	120,672

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

(2) In July 2005, April 2006 and October 2006, Partners Trust announced a program to purchase up to 5 million, 2.5 million and 2.2 million, respectively of its common shares. The Company suspended its previously authorized stock repurchase program in light of the pendency of its proposed merger with M&T.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 25, 2007 (the "Meeting").

At the Meeting, Robert W. Allen, Richard R. Griffith, Nicholas O. Matt, and David A. Niermeyer; each were re-elected to the Board and the proposal to ratify the appointment by the Board of Directors of KPMG LLP as independent registered public accounting firm for Partners Trust for the year ending December 31, 2007 was approved. The other continuing directors are: William C. Craine, Elizabeth B. Dugan, Robert H. Linn, Marybeth K. McCall, John R. Zapisek and John A. Zawadzki. The votes cast for and withheld for the Board nominees, and for and against the proposal, and the number of abstentions and broker non-votes with respect to each were as follows:

	Votes For	Votes Withheld
Election of Directors:
Robert W. Allen	35,624,447	4,237,473
Richard R. Griffith	35,633,494	4,228,426
Nicholas O. Matt	35,638,450	4,223,470
David A. Niermeyer	35,622,845	4,239,075

	Votes For	Votes Against	Abstentions and Broker Non-votes
Proposal:
Ratification of KPMG LLP	39,519,009	236,700	106,211

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

Partners Trust Financial Group, Inc.

By: John A. Zawadzki Dated August 7, 2007

John A. Zawadzki
President and Chief Executive Officer

By: Amie Estrella Dated August 7, 2007

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