Form 10-Q
period 2007-09-30
PARTNERS TRUST FINANCIAL GROUP INC
filed 2007-11-06
CIK 1163345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2007

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

YES _____ NO X

As of October 18, 2007, there were issued and outstanding 43,597,542 shares of the Registrant's Common Stock.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2007	2006
Assets	(In thousands, except share and per share data)
Cash and due from banks	$ 54,443	$ 58,223
Federal funds sold	-	15,850
Total cash and cash equivalents	54,443	74,073
Trading securities	20,546	-
Securities available-for-sale, at fair value	845,069	957,075
Securities held-to-maturity (fair value of $670 at September 30, 2007 and $699 at December 31, 2006)	669	698
Federal Home Loan Bank of New York ("FHLB") stock	41,381	44,580
Loans held for sale	2,185	1,434
Loans receivable	2,297,048	2,315,912
Less: Allowance for loan losses	(32,107)	(34,824)
Net loans receivable	2,264,941	2,281,088
Premises and equipment, net	22,118	23,662
Accrued interest receivable	15,179	15,061
Bank-owned life insurance	75,671	73,508
Other real estate owned and repossessed assets	110	86
Goodwill	242,558	241,254
Other intangible assets, net	7,415	12,719
Other assets	26,892	22,325
Total Assets	$ 3,619,177	$ 3,747,563

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$ 210,958	$ 225,518
Interest bearing	1,994,433	2,013,449
Total deposits	2,205,391	2,238,967
Federal Home Loan Bank Advances	815,678	894,186
Repurchase Agreements and other short term debt	31,215	28,102
Other long term debt	198	241
Mortgagors' escrow funds	10,027	20,812
Other liabilities	25,589	27,220
Junior subordinated obligations issued to unconsolidated subsidiary
trusts (Junior subordinated obligations)	32,892	43,202
Total Liabilities	3,120,990	3,252,730

Shareholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 190,000,000 shares authorized and 51,319,468 shares issued at September 30, 2007 and 51,086,328 shares issued at December 31, 2006	5	5
Additional paid-in capital	447,919	443,097
Retained earnings	156,838	151,714
Accumulated other comprehensive loss	(7,719)	(8,573)
Treasury stock (7,738,142 shares at September 30, 2007 and 6,973,020 shares at December 31, 2006)	(89,243)	(80,521)
Unallocated ESOP shares (1,168,403 shares at September 30, 2007 and 1,332,063 shares at December 31, 2006)	(9,613)	(10,889)
Total shareholders' equity	498,187	494,833
Total Liabilities and Shareholders' Equity	$ 3,619,177	$ 3,747,563

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
Interest income:
Loans, including fees	$ 34,106	$ 32,949	$ 101,131	$ 95,634
Federal funds sold and interest bearing deposits	21	85	344	173
Securities	11,194	12,764	34,601	40,048
Total interest income	45,321	45,798	136,076	135,855

Interest expense:
Deposits:
Savings accounts	132	209	476	638
Money market accounts	3,528	2,244	10,300	7,264
Time accounts	12,265	12,266	36,662	33,765
NOW accounts	538	173	1,523	457
	16,463	14,892	48,961	42,124
Borrowings:
Repurchase agreements	272	169	688	365
FHLB advances	9,884	9,618	30,087	25,919
Mortgagors' escrow funds	91	94	207	210
	10,247	9,881	30,982	26,494
Junior subordinated obligations	669	904	2,279	2,615
Total interest expense	27,379	25,677	82,222	71,233
Net interest income	17,942	20,121	53,854	64,622
Recovery of loan losses	(2,581)	(1,513)	(2,581)	(4,140)
Net interest income after recovery of loan losses	20,523	21,634	56,435	68,762

Non-interest income:
Service fees	3,877	3,887	11,587	11,486
Trust and investment services	514	896	1,924	2,528
Income from bank-owned life insurance	698	723	2,163	2,096
Net gain on trading securities	248	-	546	-
Net gain (loss) on sale of securities available-for-sale	-	943	-	(1,847)
Net gain on sale of loans	40	66	113	126
Gain on sale of trust, net	-	-	4,523	-
Gain on sale of FDIC, net assessment credits	-	-	1,832	-
Gain on extinguishment of debt	-	-	-	2,783
Other income	163	162	819	590
Total non-interest income	5,540	6,677	23,507	17,762

Non-interest expense:
Salaries and employee benefits	10,297	9,981	29,900	30,320
Occupancy and equipment expense	1,821	1,930	5,850	6,109
Marketing expense	493	563	1,627	2,176
Professional services	504	967	2,605	2,561
Technology expense	1,693	1,847	5,470	5,732
Amortization of intangible assets	1,257	1,732	4,619	5,807
Merger expense	2,555	-	2,555	-
Other expense	2,071	2,110	6,186	6,761
Total non-interest expense	20,691	19,130	58,812	59,466
Income before income tax expense	5,372	9,181	21,130	27,058
Income tax expense	2,244	2,917	7,138	8,464
Net income	$ 3,128	$ 6,264	$ 13,992	$ 18,594

Basic earnings per share	$ 0.07	$ 0.15	$ 0.33	$ 0.42
Diluted earnings per share	$ 0.07	$ 0.15	$ 0.33	$ 0.42

Basic weighted average shares outstanding	41,807,343	42,555,040	41,818,350	44,115,547
Diluted weighted average shares outstanding	42,578,556	43,169,044	42,573,794	44,705,007

See accompanying notes to interim unaudited consolidated financial statements.
Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Issued &				Accumulated			Unearned
	Outstanding		Additional		Other		Unallocated	Restricted
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	ESOP	Stock
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shares	Awards	Total
		(In thousands, except share and per share data)

Balance at December 31, 2005	48,565,740	$ 5	$ 440,270	$ 139,107	$ (10,159)	$ (22,196)	$ (12,591)	$ (6,513)	$ 527,923
Cumulative adjustment to beginning retained earnings under
SAB 108	-	-	-	1,364	-	-	-	-	1,364
Adjusted balance at January 1, 2006	48,565,740	5	440,270	140,471	(10,159)	(22,196)	(12,591)	(6,513)	529,287
Reclassification adjustment from the adoption of SFAS
No. 123R	-	-	(6,513)	-	-	-	-	6,513	-
Net income	-	-	-	18,594	-	-	-	-	18,594
Other comprehensive income, net of tax	-	-	-	-	2,113	-	-	-	2,113
Cash dividends ($0.21 per share)	-	-	-	(9,299)	-	-	-	-	(9,299)
ESOP shares committed to be released for
allocation (163,660 shares)	-	-	588	-	-	-	1,276	-	1,864
Amortization of unearned restricted stock awards	-	-	1,421	-	-	-	-	-	1,421
Excess tax benefit of restricted stock vesting	-	-	61	-	-	-	-	-	61
Purchase of treasury stock	(4,787,217)	-	-	-	-	(55,091)	-	-	(55,091)
Stock options exercised	512,879	-	3,705	-	-	-	-	-	3,705
Excess tax benefit of stock options exercised	-	-	378	-	-	-	-	-	378
Amortization of unvested stock options	-	-	879	-	-	-	-	-	879
Balance at September 30, 2006	44,291,402	$ 5	$ 440,789	$ 149,766	$ (8,046)	$ (77,287)	$ (11,315)	$ -	$ 493,912

Balance at December 31, 2006	44,113,308	$ 5	$ 443,097	$ 151,714	$ (8,573)	$ (80,521)	$ (10,889)	$ -	$ 494,833
Net income	-	-	-	13,992	-	-	-	-	13,992
Other comprehensive income, net of tax	-	-	-	-	854	-	-	-	854
Cash dividends ($0.21 per share)	-	-	-	(8,868)	-	-	-	-	(8,868)
ESOP shares committed to be released for
allocation (163,660 shares)	-	-	595	-	-	-	1,276	-	1,871
Amortization of unearned restricted stock awards	-	-	1,338	-	-	-	-	-	1,338
Excess tax benefit of restricted stock vesting	-	-	61	-	-	-	-	-	61
Purchase of treasury stock	(760,631)	-	-	-	-	(8,669)	-	-	(8,669)
Stock options exercised	228,649	-	1,740	-	-	(53)	-	-	1,687
Excess tax benefit of stock options exercised	-	-	174	-	-	-	-	-	174
Amortization of unvested stock options	-	-	914	-	-	-	-	-	914
Balance at September 30, 2007	43,581,326	$ 5	$ 447,919	$ 156,838	$ (7,719)	$ (89,243)	$ (9,613)	$ -	$ 498,187

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2007	2006
	(In thousands)
Net cash (used in) provided by operating activities	$ (11,840)	$ 32,807

Investing activities:
Purchases of securities held-to-maturity	(93)	(8)
Proceeds from redemptions, maturities and principal
collected on securities held-to-maturity	117	87
Purchases of securities available-for-sale	(32,367)	(82,040)
Proceeds from redemptions, maturities and principal
collected on securities available-for-sale	144,468	113,591
Proceeds from sales of securities available-for-sale	30	92,012
Proceeds from sale of trust business	5,230	-
Purchases of FHLB stock	(26,203)	(32,290)
Redemptions of FHLB stock	29,402	29,662
Net loans repaid by (made to) customers	25,117	(67,342)
Loans purchased	(8,003)	(48,707)
Purchases of premises and equipment	(781)	(925)
Proceeds from sale of premises and equipment	314	34
Proceeds from sales of other real estate owned	665	1,044
Net cash provided by investing activities	$ 137,896	$ 5,118

Financing activities:
Net decrease in deposits	(33,576)	(22,773)
Net decrease in mortgagors' escrow funds	(10,785)	(9,381)
Net (decrease) increase in borrowings	(75,386)	53,989
Redemption of junior subordinated obligations	(10,310)	-
Cash dividends	(8,868)	(9,299)
Purchase of treasury stock	(8,669)	(55,091)
Excess tax benefit from share-based payments	221	464
Proceeds from stock option exercises	1,687	3,705
Net cash (used in) financing activities	(145,686)	(38,386)

Net decrease in cash and cash equivalents	(19,630)	(461)

Cash and cash equivalents at beginning of period	74,073	58,137

Cash and cash equivalents at end of period	$ 54,443	$ 57,676

Supplemental disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$ 83,876	$ 68,413
Income taxes	10,118	4,564

Non-cash investing activities:
Increase in liability for securities purchased not settled	$ (933)	$ (355)
Increase in receivable for securities matured not received	2,150	-
Transfer of loans to other real estate owned	689	1,481

See accompanying notes to interim unaudited consolidated financial statements.

Partners Trust Financial Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$ 3,128	$ 6,264	$ 13,992	$ 18,594
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale
(pre-tax, $8,576, $15,903, $1,542 and $1,675)	5,178	9,542	892	1,005
Reclassification adjustment for net (gain) loss on available-for-sale securities realized in net income (pre-tax amounts of $ - , $(943), $ - ,
and $1,847)	-	(566)	-	1,108
Defined benefit pension plans:
Amortization of actuarial loss (gain) (pre-tax amounts of $2, $ - , $7
and $ - )	1	-	(5)	-
Recognition of prior service credits (pre-tax amounts of $(12), $ - ,
$(53) and $ - )	(7)	-	(33)	-
Total other comprehensive income	5,172	8,976	854	2,113
Comprehensive income	$ 8,300	$ 15,240	$ 14,846	$ 20,707

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

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

2. Earnings Per Share (continued)

The following summarizes the computation of earnings per share for the three months and nine months ended September 30, 2007 and 2006 (in thousands except per share data):
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Income available to common shareholders	$ 3,128	$ 6,264	$ 13,992	$ 18,594
Weighted average basic shares outstanding	41,807	42,555	41,818	44,116
Basic earnings per share	$ 0.07	$ 0.15	$ 0.33	$ 0.42

Diluted earnings per share:
Income available to common shareholders	$ 3,128	$ 6,264	$ 13,992	$ 18,594
Weighted average basic shares outstanding	41,807	42,555	41,818	44,116
Effect of dilutive securities:
Stock options	602	538	569	490
Unearned restricted stock awards	170	76	187	99
Weighted average diluted shares outstanding	42,579	43,169	42,574	44,705
Diluted earnings per share	$ 0.07	$ 0.15	$ 0.33	$ 0.42

The computation of the number of dilutive securities for the three months and nine months ended September 30, 2007 excludes 357,089 and 774,725 options ("anti-dilutive options") because the exercise prices of these options was greater than the average market price for the period. There were 541,491 and 263,476 anti-dilutive options for the three and nine months ended September 30, 2006.

3. Employee Benefit Plans

The composition of the net periodic benefit plan (credit) cost for the three months and nine months ended September 30, 2007 and 2006 is as follows (in thousands):
	Pension Benefits		Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Interest cost	$ 554	$ 557	$ 1,663	$ 1,671
Expected return on plan assets	(965)	(957)	(2,896)	(2,871)
Amortization of unrecognized
actuarial loss	40	61	120	184
Net periodic benefit plan credit	$ (371)	$ (339)	$ (1,113)	$ (1,016)

	Postretirement Benefits		Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Service cost	$ 9	$ 45	$ 29	$ 134
Interest cost	84	126	254	378
Amortization of unrecognized
actuarial gain	(38)	(4)	(113)	(10)
Amortization of unrecognized
prior service (credit) cost	(27)	11	(83)	32
Net periodic benefit plan cost	$ 28	$ 178	$ 87	$ 534

Partners Trust Financial Group, Inc. and Subsidiary

Notes to Interim Unaudited Consolidated Financial Statements

3. Employee Benefit Plans (continued)
	SERPs		SERPs
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Service cost	$ 52	$ 30	$ 154	$ 90
Interest cost	22	35	65	106
Amortization of unrecognized
prior service cost	15	-	30	-
Net periodic benefit plan cost	$ 89	$ 65	$ 249	$ 196

The Company makes contributions to its funded qualified pension plan as required by government regulation or as deemed appropriate by management after considering the fair market value of plan assets, expected returns on such assets, and the present value of benefit obligations of the plan. At this time, the Company estimates that no contributions will be made to the pension plan in 2007. The Company expects to contribute approximately $449,000 to the postretirement plan in 2007. Expected contributions to the SERP in 2007 are not significant. During the nine months ended September 30, 2007 there were no contributions to the pension plan and $86,000 was contributed to the postretirement plan.

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

The Company had approximately $6.1 million of standby letters of credit on September 30, 2007. The fair value of the Company's standby letters of credit at September 30, 2007 was insignificant.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and New York State. The Company is subject to federal income tax examinations by tax authorities for years beginning in 2003 and is subject to New York State income tax examinations by tax authorities for years beginning in 1999. The Internal Revenue Service (IRS) is currently examining the BSB Bancorp Inc. and Subsidiaries' (acquired by the Company on July 14, 2004) 2004 federal income tax return. At this time we are unable to estimate when the audit will be settled. It is reasonably possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time. In April 2007, we received notice that New York State will be examining the Company's state franchise tax returns for the years 2003 through 2005. At this time we are unable to estimate when the examination phase will conclude and whether a reduction in unrecognized tax benefits will occur.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense and penalties in non-interest expense. The Company has accrued approximately $606,000 of interest expense at the date of adoption of FIN 48 and $1.2 million of interest expense as of September 30, 2007. The amount of interest expense recognized in the income statement during the three and nine months ended September 30, 2007 was $254,000 and $328,000, respectively.

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

7. Pending Merger

On July 19, 2007, Partners Trust Financial Group, Inc. and M&T Bank Corporation ("M&T") announced a definitive merger agreement, pursuant to which M&T will acquire all of the outstanding shares of Partners Trust Financial Group, Inc. in a transaction valued at approximately $555.4 million. Under the terms of the merger agreement, stockholders of Partners Trust will received $12.50 for each share of common stock they own. Stockholders may elect to receive the consideration in shares of M&T common stock or in cash although, in the aggregate, 50% of the Partners Trust shares must be exchanged for M&T stock and 50% for cash. Those elections will be subject to allocation and proration if either stock or cash is oversubscribed. The transaction is subject to certain conditions, including regulatory approval and approval by Partners Trust's stockholders, and is expected to close in the fourth quarter of 2007.

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

Recent Developments

On July 19, 2007, Partners Trust Financial Group, Inc. and M&T Bank Corporation ("M&T") announced a definitive merger agreement, pursuant to which M&T will acquire all of the outstanding shares of Partners Trust Financial Group, Inc. in a transaction valued at approximately $555.4 million. Under the terms of the merger agreement, stockholders of Partners Trust will receive $12.50 for each share of common stock they own. Stockholders may elect to receive the consideration in shares of M&T common stock or in cash although, in the aggregate, 50% of the Partners Trust shares must be exchanged for M&T stock and 50% for cash. Those elections will be subject to allocation and proration if either stock or cash is oversubscribed. The transaction is subject to certain conditions, including regulatory approval and approval by Partners Trust's stockholders, and is expected to close in the fourth quarter of 2007.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

General. Total assets were $3.62 billion at September 30, 2007, a decrease of $128.4 million from December 31, 2006. The decrease in total assets is primarily due to a $112.0 million decrease in securities available-for-sale, a $19.6 million decrease in cash and cash equivalents, and a $16.1 million decrease in net loans receivable, which are partially offset by a $20.5 million increase in trading securities.

Securities. Total securities decreased $91.5 million or 9.6% in the nine months ended September 30, 2007. Currently, our strategy is to utilize investment cash flows primarily to reduce higher-cost funding sources. The approach has been adopted due to the current, flat yield curve environment and the resulting risk/return profile of reinvesting these cash flows.

Loans. The following table sets forth the composition of the Company's loan portfolio (dollars in thousands):
	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Residential real estate	$ 1,158,026	50.8%	$ 1,191,229	51.8%
Commercial real estate	328,293	14.4%	315,358	13.7%
Commercial and industrial (C&I)	166,249	7.3%	158,474	6.9%
Consumer, including home equity loans	628,205	27.5%	633,912	27.6%
Total loans receivable	2,280,773	100.0%	2,298,973	100.0%
Plus (less):
Net deferred loan costs	16,275		16,939
Allowance for loan losses	(32,107)		(34,824)
Net loans receivable	$ 2,264,941		$ 2,281,088

Loans receivable (including net deferred loan costs) decreased $18.9 million in the nine months ended September 30, 2007, as decreases in our residential and consumer portfolios more than offset an increase in the commercial (real estate and C&I) loan portfolio.

Commercial loans increased $20.7 million or 4.4% due to new business as well as funding of previously approved commitments.

Residential mortgages decreased $33.2 million or 2.8%. In the second quarter of 2007, we increased the rates on mortgages offered through mortgage bankers and brokers in order to improve the profitability of the product with the expectation that the volume of new originations would decrease. Payments on existing loans outpaced originations causing the outstanding balance to decrease.

Asset Quality. Non-performing loans totaled $3.3 million or 0.15% of loans at September 30, 2007, compared to $4.0 million or 0.18% of loans at December 31, 2006.

The following table sets forth information regarding non-performing assets (dollars in thousands):
	September 30,	December 31,
	2007	2006
Non-accruing loans:
Residential real estate	$ 803	$ 1,492
Commercial real estate	819	927
Commercial and industrial	541	1,157
Consumer (1)	212	294
Total non-accruing loans	2,375	3,870
Accruing loans delinquent 90 days or more	956	177
Total non-performing loans	3,331	4,047
Other real estate owned and repossessed assets	110	86
Total non-performing assets	$ 3,441	$ 4,133
Total non-performing loans to total loans	0.15%	0.18%
Total non-performing assets to total assets	0.10%	0.11%
Allowance for loan losses to non-performing loans	963.88%	860.49%
Allowance for loan losses to total loans (2)	1.41%	1.51%
_________________________________
(1) Includes home equity loans.
(2)	Total loans excludes loans held for sale and net deferred loan costs.

The decrease in non-performing assets is primarily a result of one commercial relationship being paid off during the quarter. Non-accruing residential real estate loans decreased from December 31, 2006 to September 30, 2007 primarily due to loans being paid off.

In addition to the non-performing loans, we have identified through normal internal credit review, loans totaling $13.7 million (84.3% commercial and industrial, 15.7% commercial real estate) that warrant increased attention at September 30, 2007, compared with $19.4 million at December 31, 2006. These loans are classified as substandard as they exhibit certain risk factors which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at September 30, 2007. None of these loans were considered impaired and as such, no specific impairment allowance was established for these loans.

Total criticized and classified loans (which include non-performing loans and other loans classified special mention or worse) at September 30, 2007 were $55.9 million (2.5% of gross loans), compared to $51.5 million (2.2% of gross loans) at June 30, 2007 and $45.1 million (2.0% of gross loans) at December 31, 2006. The increase from December 31, 2006 to September 30, 2007 is primarily isolated to six relationships ranging from $1.3 million to $3.9 million and is not indicative of an overall decline in credit quality.

Changes in the allowance for loan losses for the periods indicated are as follows (dollars in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$ 34,022	$ 36,303	$ 34,824	$36,451
Charge-offs	(739)	(1,189)	(3,349)	(3,479)
Recoveries	1,405	1,910	3,213	6,679
Recovery of loan losses	(2,581)	(1,513)	(2,581)	(4,140)
Allowance for loan losses at end of period	$ 32,107	$ 35,511	$ 32,107	$ 35,511
Net recoveries (charge-offs) to average loans (annualized)	0.12%	0.13%	(0.01%)	0.19%

Net charge-offs for the nine months ended September 30, 2007 were $136,000, compared with $3.2 million in net recoveries during the nine months ended September 30, 2006. Net recoveries were unusually high in the three and nine months ended September 30, 2006 as we continued to recover charge-offs on loans acquired from BSB Bancorp, Inc. Primarily as a result of continued low levels of net loan charge-offs and non-performing loans, combined with changes in portfolio mix, the Company recorded a $2.6 million recovery of loan losses in the three and nine months ended September 30, 2007.

Deposits. The following table summarizes the composition of our deposits at the dates indicated (dollars in thousands).
	September 30, 2007				December 31, 2006
	Amount				Amount
	Retail & Commercial	Municipal	Total	Percent	Retail & Commercial	Municipal	Total	Percent
Non-interest-bearing checking	$ 201,359	$ 9,599	$ 210,958	9.6%	$ 218,046	$ 7,472	$ 225,518	10.1%
Interest-bearing checking	253,497	21,380	274,877	12.5%	236,763	20,625	257,388	11.5%
Total checking	454,856	30,979	485,835	22.1%	454,809	28,097	482,906	21.6%
Savings	220,023	3,795	223,818	10.1%	232,800	4,723	237,523	10.6%
Money market	283,125	162,276	445,401	20.2%	298,699	184,731	483,430	21.6%
Time	882,026	168,311	1,050,337	47.6%	879,518	155,590	1,035,108	46.2%
Total deposits	$ 1,840,030	$ 365,361	$ 2,205,391	100.0%	$ 1,865,826	$373,141	$2,238,967	100.0%

Total deposits were $2.21 billion at September 30, 2007, a decrease of $33.6 million from December 31, 2006. The decrease in deposits is primarily due to a decrease in retail savings and money market deposits and a decrease in municipal deposits of $12.8 million, $15.6 million and $7.8 million, respectively. Deposits have continued to migrate from savings and money market products into retail time deposits due to customer preference for higher-rate products. In addition, some jumbo time deposits have moved to competitors as we have been less aggressive than our competitors in pricing that product. The decrease in municipal deposits is due to our competitors offering rates that are higher than we are willing to pay as they are higher than our borrowing costs. See further discussion of deposit activity in the Average Balance Sheet and Net Interest Income Analysis section of this Form 10-Q.

Borrowings. Borrowings decreased $75.4 million or 8.2% to $847.1 million at September 30, 2007 compared to $922.5 million at December 31, 2006. The decrease is due to the aforementioned strategy to use cash flows from securities to pay down borrowings.

Shareholders' Equity. Shareholders' equity increased $3.4 million from December 31, 2006 to $498.2 million at September 30, 2007. Net income was $14.0 million and other comprehensive income was $854,000 for the nine months ended September 30, 2007. Other additions to equity included $1.9 million related to the exercise of stock options and related excess tax benefits, and $4.2 million related to the expense associated with the Company's ESOP, restricted stock and stock option plans. The payment of cash dividends and the repurchase of 760,631 shares of our stock in open market transactions reduced equity $8.9 million and $8.7 million, respectively.

Average Balance Sheet and Net Interest Income Analysis

The following tables set forth certain information for the three months and nine months ended September 30, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, are expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Three Months Ended September 30,
	2007			2006
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 2,535	$ 21	3.29%	$ 7,420	$ 85	4.54%
Securities (1)	916,865	11,194	4.84%	1,081,297	12,764	4.68%
Loans (2)	2,302,684	34,106	5.88%	2,295,612	32,949	5.69%
Total earning assets	3,222,084	45,321	5.58%	3,384,329	45,798	5.37%
Non-earning assets	402,670			391,750
Total assets	$ 3,624,754			$ 3,776,079

Interest bearing liabilities:
Savings deposits	$ 230,963	$ 132	0.23%	$ 256,791	$ 209	0.32%
Money market accounts	463,483	3,528	3.02%	421,357	2,244	2.11%
NOW accounts	274,491	538	0.78%	236,860	173	0.29%
Time accounts	1,040,291	12,265	4.68%	1,162,151	12,266	4.19%
Borrowings (3)	857,703	10,247	4.74%	902,248	9,881	4.34%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	32,892	669	8.07%	43,202	904	8.30%
Total interest bearing liabilities	2,899,823	27,379	3.75%	3,022,609	25,677	3.37%

Non-interest bearing deposits	207,997			235,526
Other non-interest bearing liabilities	21,237			26,192
Total liabilities	3,129,057			3,284,327
Shareholders' equity	495,697			491,752
Total liabilities and shareholders'
equity	$ 3,624,754			$ 3,776,079

Net interest income		$ 17,942			$ 20,121

Net interest rate spread			1.83%			2.00%

Net earning assets	$ 322,261			$ 361,720

Net interest margin			2.21%			2.36%

Ratio of earning assets to total
interest bearing liabilities	111.11%			111.97%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance includes net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

	For the Nine Months Ended September 30,
	2007			2006
	Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold and interest bearing
deposits	$ 8,993	$ 344	5.11%	$ 5,534	$ 173	4.18%
Securities (1)	951,832	34,601	4.86%	1,152,182	40,048	4.65%
Loans (2)	2,312,027	101,131	5.85%	2,257,006	95,634	5.67%
Total earning assets	3,272,852	136,076	5.56%	3,414,722	135,855	5.32%
Non-earning assets	400,708			396,073
Total assets	$ 3,673,560			$ 3,810,795

Interest bearing liabilities:
Savings deposits	$ 233,913	$ 476	0.27%	$ 263,416	$ 638	0.32%
Money market accounts	468,969	10,300	2.94%	468,392	7,264	2.07%
NOW accounts	268,458	1,523	0.76%	239,753	457	0.25%
Time accounts	1,061,598	36,662	4.62%	1,153,101	33,765	3.91%
Borrowings (3)	874,608	30,982	4.74%	880,160	26,494	4.02%
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	37,122	2,279	8.21%	43,202	2,615	8.09%
Total interest bearing liabilities	2,944,668	82,222	3.73%	3,048,024	71,233	3.12%

Non-interest bearing deposits	211,257			227,813
Other non-interest bearing liabilities	21,691			28,132
Total liabilities	3,177,616			3,303,969
Shareholders' equity	495,944			506,826
Total liabilities and shareholders'
equity	$ 3,673,560			$ 3,810,795

Net interest income		$ 53,854			$ 64,622

Net interest rate spread			1.83%			2.20%

Net earning assets	$ 328,184			$ 366,698

Net interest margin			2.20%			2.53%

Ratio of earning assets to total
interest bearing liabilities	111.15%			112.03%

(1) Average balance is amortized cost and includes FHLB stock.
(2) Average balance includes net deferred loan fees and costs and non-accrual loans and excludes the allowance for loan losses.
(3) Borrowings include mortgagors' escrow funds.

The Company's cost of interest bearing liabilities increased during the nine months ended September 30, 2007 compared to the year-ago period, as competitive pressures caused us to increase rates on many of our deposit products. In addition, rates on borrowings have increased compared to the year-ago period as lower-costing borrowings matured. In the second half of 2006 the Company implemented a strategy to use cash flows from securities to fund loan growth and deposit outflows and to pay down wholesale funding sources. Average borrowings began to decrease at the end of the first quarter of 2007 and continued to decrease in the third quarter of 2007. The Company began promoting a high rate NOW account product in the second half of 2006 and as a result, the average balance increased $28.7 million during the nine months ended September 30, 2007 compared to the year-ago quarter. While some of these balances migrated from non-interest checking accounts, which decreased $16.6 million during the same period, we attracted new deposits as well. This prevented further increases in wholesale funding sources. The average balance of time accounts decreased $91.5 million during the nine months ended September 30, 2007 compared to the year-ago period due to a decrease in brokered and municipal time deposits of $105.7 million and $36.2 million, respectively, partially offset by a $50.4 million increase in retail time deposits. Since brokered time deposits generally have higher rates than retail accounts, the shift in the mix of time deposits prevented further increases in our cost of interest bearing liabilities. Municipal time deposits have decreased due to the decrease in collateral available to pledge against those deposits. We generally use our securities portfolio as collateral for municipal deposits. As we have allowed our securities portfolio to decrease, our municipal time deposits have decreased. In addition, some of our competitors for municipal time deposits are offering rates that are higher than we are willing to pay as they are higher than our borrowing costs.

The aforementioned strategy to allow securities to decrease caused the average balance to decrease $200.4 million during the nine months ended September 30, 2007 compared to the same period in 2006. One of the uses of these cash flows was to fund loan growth, the average balance of which increased $55.0 million in the same period.

See the Comparison of Operating Results for the Three Months and Nine months Ended September 30, 2007 and 2006 - Net Interest Income sections of this Form 10-Q for further analysis of our net interest margin.

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
	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2007 vs. 2006			2007 vs. 2006
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)			(In thousands)
Earning assets:
Federal funds sold and interest-bearing
Deposits	$ (19)	$ (45)	$ (64)	$ 45	$ 126	$ 171
Securities	424	(1,994)	(1,570)	1,750	(7,197)	(5,447)
Loans	1,060	97	1,157	3,110	2,387	5,497
Total earning assets	1,465	(1,942)	(477)	4,905	(4,684)	221

Interest bearing liabilities:
Savings accounts	(57)	(20)	(77)	(94)	(68)	(162)
Money market accounts	1,042	242	1,284	3,027	9	3,036
NOW accounts	333	32	365	1,007	59	1,066
Time accounts	1,356	(1,357)	(1)	5,740	(2,843)	2,897
Borrowings	873	(507)	366	4,658	(170)	4,488
Junior subordinated obligations issued to
unconsolidated subsidiary trusts	(24)	(211)	(235)	38	(374)	(336)
Total interest bearing liabilities	3,523	(1,821)	1,702	14,376	(3,387)	10,989

Net interest income	$ (2,058)	$ (121)	$ (2,179)	$ (9,471)	$ (1,297)	$ (10,768)

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income for the three months ended September 30, 2007 was $3.1 million, or $0.07 per diluted share, compared with $6.3 million, or $0.15 per diluted share for the same period in 2006. This quarter's results were significantly impacted by a $2.6 million recovery of loan losses ($1.6 million after tax) offset by $2.6 million in merger expenses ($2.2 million after tax). The net effect of these two items reduced diluted earnings per share by $0.02. In the year-ago quarter the Company recognized a recovery of loan losses of $1.5 million ($910,000 after tax) due to improvement in loan quality and a gain on sale of Fannie Mae preferred stock of $943,000 ($567,000 after tax). These two items improved diluted earnings per share by $0.03 in the year-ago quarter. Return on assets was 0.34% and 0.66% for the three months ended September 30, 2007 and 2006, respectively. Return on equity and return on tangible equity were 2.50% and 5.04%, respectively, for the three months ended September 30, 2007, compared to 5.05% and 10.60%, respectively, for the same period in 2006.

Net Interest Income. Net interest income for the three months ended September 30, 2007 totaled $17.9 million, a decrease of $2.2 million or 10.8% from the $20.1 million for the same period in 2006. This decrease is primarily due to a 15 basis point decrease in our net interest margin in the third quarter of 2007 compared with the year-ago period, and a $162.2 million decrease in average earning assets. Highly competitive pricing of deposits in our markets has exacerbated the effect of the flat and sometimes inverted yield curve over the past year, resulting in an increase in rates on short-term time accounts and certain NOW and money market accounts. Most of our earning assets have longer terms than our interest bearing liabilities, so as shorter-term rates increase faster than longer-term rates, our interest bearing liabilities reprice upward faster than our earning assets. These factors have resulted in a 38 basis point increase in our cost of funds. This exceeded the increase in our earning assets yield of 21 basis points. As a result, the net interest margin for the three months ended September 30, 2007 was 2.21%, down from 2.36% in the third quarter of 2006.

The flat to inverted yield curve environment has existed for approximately two years and shorter-term rates have been relatively stable over the last several months. As a result, the upward repricing pressure on our interest bearing liabilities has eased. Meanwhile, our earning assets are repricing upward slightly more than recent quarters because of their generally longer terms, though the repricing is still less than our liabilities. As of September 30, 2007, time accounts and borrowings that will reprice or mature during the fourth quarter of 2007 totaled $335.5 million and $156.8 million, respectively, and had weighted average rates of 4.64% and 4.63%, respectively. As a result, it is possible that margin will be stable in the fourth quarter of 2007. See the Quantitative and Qualitative Disclosures About Market Risk section of this Form 10-Q for further analysis of our interest rate sensitivity.

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

As a result of net recoveries for the three months ended September 30, 2007, improving asset quality and a decline in total loans, we recorded a $2.6 million recovery of loan losses during the three months ended September 30, 2007. We recorded a recovery of loan losses of $1.5 million during the three months ended September 30, 2006 primarily due to net recoveries of $721,000 and improvement in asset quality ratios. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Three months ended September 30,
	2007	2006	$ Change	% Change
Service fees	$3,877	$3,887	$(10)	-%
Trust and investment services	514	896	(382)	(43%)
Income from bank-owned life insurance	698	723	(25)	(3%)
Net gain on trading securities	248	-	248	NA
Net gain on sale of securities available-for-sale	-	943	(943)	(100%)
Net gain on sale of loans	40	66	(26)	(39%)
Other income	163	162	1	-%
Total non-interest income	$5,540	$6,677	$(1,137)	(17%)

Non-interest income decreased $1.1 million or 17% for the three months ended September 30, 2007 compared with the same period in 2006. Trust and investment services decreased $382,000 due to the completion of the sale of our trust business on May 3, 2007. Net gain on sale of securities available-for-sale decreased $943,000 due to a sale of Fannie Mae preferred stock recorded in the third quarter of 2006.

Our non-interest income amounted to 21.3% and 23.6% of total revenues (which is comprised of total net interest income and non-interest income), for the three months ended September 30, 2007 and 2006, respectively.

Non-Interest Expense. The following table summarizes changes in the major components of non-interest expense (dollars in thousands):

	Three months ended September 30,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$10,297	$9,981	$316	3%
Occupancy and equipment expense	1,821	1,930	(109)	(6%)
Marketing expense	493	563	(70)	(12%)
Professional services	504	967	(463)	(48%)
Technology expense	1,693	1,847	(154)	(8%)
Amortization of intangible assets	1,257	1,732	(475)	(27%)
Merger expense	2,555	-	2,555	NA
Other expense	2,071	2,110	(39)	(2%)
Total non-interest expense	$20,691	$19,130	$1,561	8%

Non-interest expenses were $20.7 million and $19.1 million for the three months ended September 30, 2007, and 2006, respectively, an increase of $1.6 million or 8%. The increase is due primarily to $2.6 million in merger expenses, which primarily consists of investment banker and legal fees. The remaining non-interest expenses decreased primarily due to on-going cost control efforts.

Non-interest expenses, as a percent of average total assets increased to 2.3% (annualized) for the third quarter of 2007, compared to 2.0% (annualized) for the third quarter of 2006.

Income Tax Expense. Income tax expense was $2.2 million on income before taxes of $5.4 million for the three months ended September 30, 2007, resulting in an effective tax rate of 41.8% compared to income tax expense of $2.9 million on income before taxes of $9.2 million for the same period in 2006, resulting in an effective tax rate of 31.8%. The increase in the effective rate is primarily due to the tax effect of nondeductible merger expenses.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General. Net income for the nine months ended September 30, 2007 was $14.0 million, or $0.33 per diluted share, compared with $18.6 million, or $0.42 per diluted share for the same period in 2006. Return on assets was 0.51% and 0.65% for the nine months ended September 30, 2007 and 2006, respectively. Return on equity and return on tangible equity were 3.77% and 7.64%, respectively, for the nine months ended September 30, 2007, compared to 4.91% and 10.05%, respectively, for the same period in 2006.

Net Interest Income. Net interest income for the nine months ended September 30, 2007 totaled $53.9 million, a decrease of $10.8 million or 16.7% from the $64.6 million for the same period in 2006. This decrease is primarily due to a 33 basis point decrease in our net interest margin during the nine months ended September 30, 2007 compared with the year-ago period, and a $141.9 million decrease in average earning assets. The decrease in net interest income is due to competitive pressure on deposit pricing, the flattening and inversion of the yield curve and the shift in our funding to higher cost sources. See additional discussion in the section of this Form 10-Q titled Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006.

Provision for (Recovery of) Loan Losses. As a result of continued low net charge-offs for the nine months ended September 30, 2007, improving asset quality ratios and a decline in total loans, we recorded a $2.6 million recovery of loan losses during the nine months ended September 30, 2007. We recorded a recovery of loan losses of $4.1 million during the nine months ended September 30, 2006 primarily due to net recoveries of $3.2 million and overall improvement in asset quality. See the Asset Quality section of this Form 10-Q for further information on the methodology used in determining the allowance for loan losses and loan loss provisions and recoveries.

Non-Interest Income. The following table summarizes changes in the major components of non-interest income (dollars in thousands):
	Nine months ended September 30,
	2007	2006	$ Change	% Change
Service fees	$ 11,587	$11,486	$101	1%
Trust and investment services	1,924	2,528	(604)	(24%)
Income from bank-owned life insurance	2,163	2,096	67	3%
Net gain on trading securities	546	-	546	NA
Net loss on sale of securities available-for-sale	-	(1,847)	1,847	(100%)
Net gain on sale of loans	113	126	(13)	(10%)
Gain on sale of trust	4,523	-	4,523	NA
Gain on sale of FDIC assessment credits	1,832	-	1,832	NA
Gain on extinguishment of debt	-	2,783	(2,783)	(100%)
Other income	819	590	229	39%
Total non-interest income	$23,507	$17,762	$5,745	32%

Non-interest income increased $5.7 million or 32% for the nine months ended September 30, 2007 compared with the same period in 2006. The increase is primarily due to the $4.5 million gain on sale of our trust business in the second quarter of 2007. In addition, the Company sold a portion of its FDIC assessment credits during the second quarter of 2007 and recorded a gain of $1.8 million. Net loss on sale of securities available-for-sale includes a net loss of $2.8 million on sales of available-for-sale securities from the second quarter of 2006 and a $943,000 gain on sale of Fannie Mae preferred stock in the third quarter of 2006 as previously discussed in this Form 10-Q in the section titled Comparison of Operation Results for the Three Months Ended September 30, 2007 and 2006, Non-Interest Income. The gain on extinguishment of debt of $2.8 million was due to the impact of purchase accounting adjustments relative to the Federal Home Loan Bank advances that were called in the second quarter of 2006.

Our non-interest income amounted to 29.4% and 20.1% of total revenues (which is comprised of total net interest income and non-interest income), for the nine months ended September 30, 2007 and 2006, respectively.

Non-Interest Expense: The following table summarizes changes in the major component of non-interest expense (dollars in thousands):
	Nine months ended September 30,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$29,900	$ 30,320	$(420)	(1%)
Occupancy and equipment expense	5,850	6,109	(259)	(4%)
Marketing expense	1,627	2,176	(549)	(25%)
Professional services	2,605	2,561	44	2%
Technology expense	5,470	5,732	(262)	(5%)
Amortization of intangible assets	4,619	5,807	(1,188)	(20%)
Merger expense	2,555	-	2,555	NA
Other expense	6,186	6,761	(575)	(9%)
Total non-interest expense	$58,812	$ 59,466	$(654)	(1%)

Non-interest expenses were $58.8 million and $59.5 million for the nine months ended September 30, 2007, and 2006, respectively, a decrease of $654,000 or 1%.

Amortization of intangible assets decreased primarily due to lower amortization on the core deposit intangible that arose from the BSB Bancorp, Inc. acquisition. This was partially offset by an increase in our non-compete amortization expense. In addition, there were merger expenses of $2.6 million as previously discussed in this Form 10-Q in the section titled Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006, Non-Interest Expense. The remaining non-interest expenses decreased primarily due to on-going cost control efforts.

Non-interest expenses, as a percent of average total assets was 2.1% (annualized) for the nine months ended September 30, 2007 and 2006.

Income Tax Expense. Income tax expense was $7.1 million on income before taxes of $21.1 million for the nine months ended September 30, 2007, resulting in an effective tax rate of 33.8% compared to income tax expense of $8.5 million on income before taxes of $27.1 million for the same period in 2006, resulting in an effective tax rate of 31.3%. The increase in the effective rate is primarily due to the recognition of statutory tax expense on the gains on sales of the trust business and FDIC assessment credits as well as the tax effect of nondeductible merger expenses.

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

Liquidity management at the Bank focuses on its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments on outstanding borrowings and to pay operating expenses. The Bank monitors its liquidity in accordance with guidelines established by its board of directors and applicable regulatory requirements. The Bank's need for liquidity is affected by its loan activity, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand resulting from net reductions in deposits is usually caused by factors over which the Bank has limited control. The principal sources of the Bank's liquidity consist of deposits including brokered time deposits, interest and principal payments and prepayments on securities, its ability to sell assets at market prices and its ability to pledge its unencumbered assets as collateral for additional borrowings, advances from the FHLB of New York and reverse repurchase agreements. At September 30, 2007, the Bank had $1.1 billion in FHLB borrowing capacity (including the overnight lines of credit, and subject to limitations). At September 30, 2007, the Bank had outstanding commitments (including undisbursed loan principal balances) to originate loans of $229.4 million. Certificates of deposit which are scheduled to mature within one year totaled $830.9 million and borrowings that are scheduled to mature within the same period amounted to $411.8 million.

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

Liquidity management at the holding company focuses on generating sufficient cash flow to pay dividends to common stockholders, execute authorized share repurchases and to make interest payments on the junior subordinated obligations. The total interest payments due in 2007 on the junior subordinated obligations amounts to approximately $3.3 million in the aggregate, based on the applicable interest rate at that date. The Company's primary sources of funds are net proceeds from capital offerings and dividends from the Bank. At September 30, 2007, the Company had $29.4 million of cash at the holding company level. Under OTS capital distribution regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as the Bank meets its applicable regulatory capital requirements before and after payment of the dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. The OTS has discretion to prohibit any otherwise permissible capital distributions on general safety and soundness grounds, and must be given 30 days advance notice of all capital distributions.

As of September 30, 2007, the Bank must obtain prior approval of the OTS to pay additional dividends to the Company.

On October 18, 2006, the Company's board of directors authorized the repurchase of up to 2.2 million shares (approximately 5%) of its outstanding common stock as part of the Company's capital management program. This authorization is in addition to previously authorized share repurchase programs totaling 7.5 million shares. As of September 30, 2007, the Company had purchased 8,090,569 shares at a total cost of $93.7 million. During the nine months ended September 30, 2007, the Company purchased 721,608 shares under stock repurchase programs at a total cost of $8.2 million. The Company suspended its previously authorized stock repurchase program in light of the pendency of its proposed merger with M&T.

At September 30, 2007, the Bank exceeded all the applicable regulatory capital requirements. Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company's consolidated regulatory capital amounts and ratios are discussed. The Company's consolidated and the Bank's leverage (Tier 1) capital at September 30, 2007 were $289.5 million and $260.9 million, respectively, or 8.54% and 7.71% of assets, respectively. In order to be classified as "well-capitalized" under federal banking regulations, the Bank was required to have leverage (Tier 1) capital of at least $169.2 million, or 5.0% of assets. To be classified as a well-capitalized bank, the Bank must also have a ratio of total risk-based capital to risk-based assets of at least 10.0%. At September 30, 2007, the Bank's total risk-based capital ratio was 13.0%.

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

The following sets forth the result of our net interest income simulation model as of September 30, 2007 and December 31, 2006.
Change in Interest	September 30, 2007			December 31, 2006
In Basis Points	Annual Net Interest Income
(Rate Ramp)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
-200	$80,019	$539	0.68%	$ 76,221	$ (1,597)	(2.05%)
-100	79,817	337	0.42%	77,059	(759)	(0.98%)
Flat	79,480	-	-	77,818	-	-
+100	78,755	(725)	(0.91%)	76,399	(1,419)	(1.82%)
+200	75,902	(3,578)	(4.50%)	75,312	(2,506)	(3.22%)
+300	70,347	(9,133)	(11.49%)	74,150	(3,668)	(4.71%)

In the event of a gradual 300 basis point increase in interest rates across the yield curve, we estimate that we would experience an 11.49%, or $9.1 million decrease in net interest income as of September 30, 2007, compared with a decrease of 4.7%, or $3.7 million at December 31, 2006. In the event of a gradual 200 basis point decrease in interest rates, we estimate that we would experience a 0.68%, or $539,000 increase in net interest income as of September 30, 2007, compared with a decrease of 2.1%, or $1.6 million at December 31, 2006. As discussed in the Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006 - Net Interest Income section of this Form 10-Q, it is possible that net interest margin will be stable in the third quarter of 2007. Absent any substantive changes in our assets or liabilities, net interest income would be flat in the fourth quarter of 2007 compared to the third quarter of 2007. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (2)
July 1 - July 31	-	$ -	-	1,609,431
August 1 - August 31	-	-	-	1,609,431
September 1 - September 30	-	-	-	1,609,431
TOTAL	-	$ -	-

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

Partners Trust Financial Group, Inc.

By: /s/ John A. Zawadzki Dated November 6, 2007

John A. Zawadzki
President and Chief Executive Officer

By: /s/ Amie Estrella Dated November 6, 2007

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